Form 10QSB
period 1996-03-31
KIDDIE ACADEMY INTERNATIONAL INC
filed 1996-05-15
CIK 1001320

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

          Commission file number    1-14052

                               Kiddie Academy International, Inc.

        (Exact name of small business issuer as specified in its charter)


     DELAWARE                                          52-1938283
     (State or other jurisdiction                      (IRS Employer
     of incorporation or organization)                 Identification No.)

                                    108 Wheel Road, Bel Air, Maryland 21015
                                   (Address of principal executive offices)

                                              (410) 515-0788
                              (Issuer's telephone number)

      Check  whether the issuer (1) filed all reports required to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

      The number of shares outstanding of common stock, as of February 12, 1996:
2,025,000 shares of common stock          .
     Transitional Small Business Disclosure Format (check one):
               Yes                           No        X

KIDDIE ACADEMY INTERNATIONAL, INC.


Index

                                                                      Page

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements:

 Unaudited Consolidated Balance Sheets                           1

 Unaudited Consolidated Statement of Operations                  2

 Unaudited Consolidated Statements of Cash Flows                 3

 Unaudited Notes to Consolidated Financial Statements            4-7

Item  2.                                                 Management's Discussion
and Analysis of
       Financial Condition and Results of Operations                  8-16

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                             17

Item 2. Changes in Securities                                         17

Item 3. Defaults Upon Senior Securities                               17

Item 4. Submission of Matters                                         17

Item 5. Other Information                                             17

Item 6. Exhibits and Reports on Form 8-K                              17

Signature                                                             18

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
________________________________________________________

KIDDIE ACADEMY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS                                        March 31,        September 30,
                                                1996                1995

Current assets:
     Cash and cash equivalents            $2,396,557              $51,527
     Accounts receivable                     139,343               75,640
     Prepaid expenses                         91,125                5,065
     Inventory                                27,329                6,498
     Notes receivable, current                22,623               21,454
     Franchise development costs             621,198              554,106
     Deferred offering costs                  -                    485,837
          Total current assets              3,298,175            1,200,127

     Property and equipment                  737,237              331,211
Accumulated depreciation                     (252,768)            (234,545)
          Net property and equipment          484,469               96,666

     Notes receivable, long-term             135,770               85,115
     Goodwill                                 61,223                    -
Deposits                                       69,036               16,227
          Total assets                     $4,048,673            1,398,135

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

     Notes payable                                 -             $549,861
     Accounts payable and accrued expenses  $590,345              892,778
     Deferred franchise license fees       1,056,421            1,065,371
     Current portion of long-term debt        64,912                  291

     Current portion of deferred rent
     credits                                  93,993               93,993
          Total current liabilities         1,805,671             2,602,294

     Long-term debt                          128,738                    -
     Stockholder notes                             -               87,722
Deferred rent credits                         328,972              375,968
          Total liabilities                 2,263,381             3,065,984
Stockholders' equity (deficit)
     Preferred stock, par value $0.01
     per share: Authorized 1,000,000
     shares; no shares issued and outstanding      -                    -
     Common stock, par value $0.01
     per share: Authorized 10,000,000
     shares; issued and outstanding 2,025,000
     (03/31/96); 925,000 (09/30/95) shares:   20,250                9,250
     Additional paid-in capital            4,213,284              214,505
     Accumulated deficit                 (2,448,242)          (1,781,604)
     Deferred compensation                         0              (110,000)
          Total stockholders' equity
          (deficit)                       1,785,292             (1,667,849)
          Total liabilities and stockholders'
          equity (deficit)               $4,048,673              $1,398,135

See notes to consolidated financial statements (unaudited).

KIDDIE ACADEMY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                        QUARTER ENDED       SIX MONTHS ENDED
                                          MARCH 31,             MARCH 31,
REVENUES:                            1996      1995           1996      1995

  Company-owned child care centers  $687,014 $323,082  $1,185,348     $737,985
  Franchise license fees              84,047   91,412     218,410      151,412
  Franchise royalties                178,019   93,448     332,000      165,267
  Product sales                       67,117   61,551     112,848       88,221
  Other                               18,876   10,063      37,376       18,670
          Total revenue            1,035,073  579,556   1,885,982    1,161,555
OPERATING EXPENSES:
  Company-owned child care centers   905,792  413,532   1,530,341      770,224
  Cost of product sales               52,682   42,691      80,253       68,203
  General and administrative         545,658  401,512     999,119      733,322
     Total operating expenses      1,504,132  857,735   2,609,713    1,571,749

     Income (loss) from operations  (469,059)(278,179)   (723,731)    (410,194)

INTEREST INCOME (EXPENSE)             33,153  (67,255)     (2,093)    (130,672)

OTHER INCOME (EXPENSE), net           57,391    3,680      59,186        9,921

NET (LOSS)                         $(378,515) $(341,754) $(666,638)  $(530,945)

NET (LOSS) PER COMMON SHARE        $   (0.18) $   (0.35) $   (0.42)  $   (0.55)

WEIGHTED AVERAGE SHARES
     OUTSTANDING                   2,051,909    964,709  1,593,576     964,709

DIVIDENDS PAID PER SHARE               $0.00      $0.00  $    0.00       $0.00


See notes to consolidated financial statements (unaudited).

KIDDIE ACADEMY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 1996 AND 1995

                                              1996                   1995

Cash flows from operating activities:
 Net (loss)                              ($666,638)             ($530,945)
Adjustments to reconcile net loss to
net cash (used) provided by
operating activities:
 Depreciation and amortization              21,822                 13,378
 Gain on sale of assets                    (56,598)                 -
 Amortization of debt issuance costs        26,667                  -
 Changes in assets and liabilities:
  Accounts receivable                      (63,703)                (1,904)
  Inventory                                (20,831)                 -
  Notes receivable                         (51,824)                17,759
  Franchise development costs              (69,092)              (113,420)
  Other assets                            (136,869)                 2,500
  Accounts payable and accrued expenses    (12,477)                74,878
  Deferred franchise license fees           (8,950)               138,846
  Other liabilities                          -                    131,899
                                         __________             __________
 Net cash used by operating activities   (1,038,493)             (267,009)

Cash flows from investing activities:
 Acquisition of property and equipment    (467,507)                 2,781
 Proceeds from disposal of property
 and equipment                              40,000                  -
                                         __________             __________
  Net cash (used) provided by
 investing activities                     (427,507)                 2,781

Cash flows from financing activities:
 Borrowings from / (payments to)
 notes payable                            (149,861)                89,511
 Borrowings from / (payments to)
 shareholders                              (87,722)                 7,595

 Net proceeds from IPO                    3,998,613                 -
 Payments to affiliates                      -                      -
 Payments from affiliates                    -                     86,755
 Borrowings/(Payments) of long-term debt     50,000                 (5,955)
                                         __________             ___________
  Net cash provided by financing activities 3,811,030              177,906

 Net (decrease) increase in cash          2,345,030                (86,322)

 Cash, beginning of period                   51,527                137,849
                                         __________             __________
 Cash, end of period                     $2,396,557                $51,527

Non-cash investing and financing
activities Write off-of deferred
 compensation                              $110,000                 -


See notes to consolidated financial statements (unaudited).

                       KIDDIE ACADEMY INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                             MARCH 31, 1996 AND 1995


1.   Summary of Significant Accounting Policies

     (a)  Description of Business

      Kiddie Academy International, Inc. (the "Parent Company" and together with its subsidiaries, the "Company" or "Kiddie Academy") operates and franchises education-based child care centers for children from six weeks to 12 years of age under the name Kiddie Academy Child Care Learning Centers. It has three subsidiaries. Kiddie Academy Child Care Learning Centers, Inc. ("Kiddie Centers"), a wholly-owned subsidiary of the Parent Company formerly known as
Maryland  Day  Care  Centers, Inc., was incorporated in  Maryland  in  1981  and operates the Company-owned centers; Kiddie Academy Franchising Systems, Inc. ("Kiddie Franchising"), formerly known as Kiddie Academy International, Inc. and a wholly-owned subsidiary of Kiddie Centers, was incorporated in Maryland in 1992 and operates the Company's franchise business; and Kid's Craft, Inc. ("Kid's Craft"), a wholly-owned subsidiary of the Parent Company, was incorporated in Maryland in 1989 and operates the Company's school supply distribution business.

      The Company was incorporated on June 28, 1995 to succeed to the ownership and operation of Kiddie Centers, Kiddie Franchising and Kid's Craft. All of the shares of Kiddie Centers and Kid's Craft were owned by the principal stockholders of the Parent Company. Kiddie Franchising was, and after the reorganization is, a wholly-owned subsidiary of Kiddie Centers. Each of Pauline, George and Michael J. Miller exchanged their respective shares of Kiddie Centers and Kid's Craft for shares of common stock of the Parent Company at an exchange rate of 523.81 shares of common stock of the Parent Company for one share of Kiddie Centers common stock and one share of Kid's Craft common stock, resulting in a total of 1,100,000 shares of common stock of the Parent Company outstanding. On October 24, 1995, the Company effected a reverse stock split (.77273 to 1) reducing the outstanding shares to 850,000. On November 21, 1995, the Company effected a stock split (1.088236 to 1) increasing the outstanding shares to 925,000. The accompanying financial statements and all common stock and per share data included in the accompanying financial statements and notes thereto have been restated to reflect the reorganization of entities under common control in a manner similar to a pooling of interests and to give retroactive effect to the reverse stock split and stock split. As of March 31, 1996, the authorized capital stock consists of 10,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.01 per share.

     (b)  Principles of Consolidation

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in Amendment No. 3 to the Registration Statement on Form SB-2 (the "Registration Statement") filed with the Commission on December 8, 1995.

      The consolidated financial statements include the results of operations of Kiddie Academy International, Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

     (c)  Inventories

      Inventories, consisting of educational materials, are stated at the lower cost or market. Cost is determined using the first-in, first-out method.

     (d)  Franchise Development Costs

     Direct costs related to franchise sales for which franchise revenue has not been recognized are deferred until the related revenue is recognized.

     (e)  Property and Equipment

      Property and equipment are stated at cost, less accumulated depreciation. Property acquired under capital leases is stated at the lower of the present value of future minimum lease payments or fair value at the inception of the lease, less accumulated amortization.

      Depreciation, including amortization of assets covered by capital leases, is provided on both the straight-line and accelerated methods over the estimated useful lives of the assets as follows:

          Buildings . . . . . . . . . . . . . . . . . . . . . . . .   20 years
          Equipment . . . . . . . . . . . . . . . . . . . . . . ..     5 years
          Furniture and fixtures . . . . . . . . . . . . . . . . .     5 years
          Vehicles . . . . . . . . . . . . . . . . . . . . . . . .     5 years

      Amortization of leasehold improvements and items under capital leases is provided over their useful lives or the remaining lease term, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

     (f)  Revenue Recognition

      Revenue from Company-owned centers is recognized in the period the child care services are provided. Revenue derived from initial franchise fees is recognized when the franchise centers open. Royalties are recognized in the same period related franchise center revenue is generated. Revenue from other services provided to franchisees, such as administrative services, is recognized when the service is provided. The regulations of four states require the Company to place funds received from potential franchisees in escrow until certain performance milestones are achieved. At March 31, 1996, funds held in escrow amounted to approximately $56,000.

     Revenue on product sales is recognized at the time of shipment.

      Included in deferred franchise license fees are amounts received by the Company from prospective franchisees totaling $1,056,421 and $926,526 at March 31, 1996 and 1995, respectively. Such amounts will be recorded as revenue when the centers open.

     (g)  Taxes

      The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     (h)  Net Earnings (Loss) Per Share

      Net earnings (loss) per common share is determined by dividing the net earnings (loss) by the weighted average number of shares of common stock and common share equivalents outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock options and warrants granted during the twelve-month period prior to the expected date of the initial filing of the Registration Statement, with exercise prices below the initial public offering price have been included in the calculation of common share equivalents, using the treasury stock method, as if they were outstanding for all periods presented. Weighted average shares used in computing net income
(loss) per common share consist of 925,000 shares of common stock issued in connection with the organization of the Company, 26,909 common stock equivalents for the quarters ended March 31, 1996 and 1995, respectively (representing warrants issued in connection with the four bridge units which were issued August 8, 1995 for $100,000 each), 12,800 shares representative of stock options and the impact of shares issued in connection with the Company's public offering for the quarter ended March 31, 1996.

     (i)  Initial Public Offering

      The Company completed an initial public offering (the "Offering") in December, 1995 of 1,100,000 shares of common stock and 1,100,000 common stock purchase warrants. The warrants allow the holders to purchase shares of common stock at 120% of the initial public offering price. The Company is using the net proceeds from the Offering (i) to open additional Company-owned centers,
(ii) to expand the Company's sales and marketing efforts, and (iii) for working capital and general corporate purposes.

     (j)  Acquisition and Goodwill

      The  Company  acquired three centers from franchisees  during  the  second quarter. The excess of the purchase price over the fair value of net assets acquired was $61,223. This excess has been recorded as goodwill and will be amortized on a straight line basis over 5 years. The preliminary purchase price allocation is subject to change during the year ending September 30, 1996 as additional information concerning net asset valuations is obtained. Therefore, the final allocation may differ from the preliminary allocation.

2.   Indebtedness

     Notes Payable

     The Company has available two bank lines of credit which permit the Company to borrow up to $350,000 of which $150,000 is at 2% over the Bank's prime rate and $200,000 is at 1.5% over the Bank's prime rate. Borrowings under the first agreement are collateralized by all assets of Kiddie Academy International, Inc. and Penguin Properties Corporation, an entity owned by certain officers and directors of the Company, and are personally guaranteed by certain stockholders of the Company. The second line of credit is collateralized by all inventory, equipment and account receivables of Kiddie Academy International, Inc. At March 31, 1996 and 1995, $0 and $115,000 was outstanding on the lines of credit, respectively. The lines of credit expire on June 30, 1996 and February 22, 1997.

3.   Commitments and Contingencies

     In many instances, the Company has guaranteed some or all of a franchisee's obligations under the lease for the franchisee's child care center.

      The Company has entered into Purchase Agreements with four franchisees which are subject to the fulfillment of certain contingencies prior to finalizing the purchase. During this period the centers are operated by Kiddie Academy who receives all revenues and assumes substantially all ongoing obligations.

      The Company is subject to complaints and claims arising in the ordinary course of business, including its business as a franchisor. The Company believes that no current complaints are material to the Company's consolidated financial position.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes (unaudited). The financial information and percentages set forth below in Results of Operations and Liquidity and Capital Resources have been rounded to the nearest thousandth and to the nearest whole percent, respectively.

General

      The Company operates and franchises education-based child care centers and operates a wholesale and retail school supply and equipment business. During the 15 years since the opening of its first child care center in Maryland in 1981, the Company has developed extensive operating systems and methodologies which the Company believes enables it to maintain uniform high-quality standards. In 1992, the Company began franchising centers under the Kiddie Academy name. Within the last three years, the Company's child care operations have experienced rapid and substantial growth with regard to the number of centers opened and under development. The Kiddie Academy system currently consists of 42 open centers (14 of which are Company-owned and operated and 28 of which are franchised), with an additional 76 centers in development (52 franchised centers and 24 company-owned centers), as illustrated in the following chart:



            [Graphic material showing Kiddie Academy Centers open and
                under development at 3\31\94, 3\31\95 and 3\31\96]

Of the 76 centers currently in development, there are 48 centers in site selection (32 franchised and 16 Company-owned), 21 centers are under lease (13 franchised and eight Company-owned), and seven franchised centers are under construction.

     Overall, Kiddie Academy centers are open or under development in 18 states. The Company has entered into Purchase Agreements with four of its franchisees pursuant  to  which  the Company has agreed to operate the relevant  center  and receive all revenues and assume substantially all ongoing obligations. The revenues received by the Company from each center pursuant to such Purchase Agreements are included in the revenues of Company-owned centers as reflected on the Company's Consolidated Financial Statements. Due to the rapid growth of the Company's franchise operations, the customer base for Kid's Craft, the Company's supply and equipment subsidiary, has also grown substantially. However, Franchisees are not required to purchase supplies and equipment from Kid's Craft.

      Management believes the Kiddie Academy center-based program continues to remain more extensive and education-based than other forms of commercial child care such as that offered by home-based child care or other single-unit providers. All Kiddie Academy early child care learning centers meet the strict operational and equipment standards for center-based child care that are imposed by child care administrators in each state.

      Kiddie Academy centers are open year-round and typically accommodate approximately 90-180 children. Each Kiddie Academy center offers an education-based child care program centered around an age-appropriate curriculum designed to promote each child's intellectual, social, physical and emotional growth. In addition to the traditional areas of language arts, mathematics, science and creative arts, the Kiddie Academy curriculum includes a preschool computer science program and a foreign language program. The curriculum was designed and is periodically updated by the Company's curriculum advisory council which includes individuals with training in early childhood education and child psychology. Kiddie Academy centers incorporate a number of features designed to promote child safety and to support the Kiddie Academy curriculum. For example, many Kiddie Academy centers have "low walls" (i.e., interior walls of four feet in height) which allow for greater visibility throughout the center, resulting in enhanced security for the children. Many Kiddie Academy centers also include an area called "Kid's Towne USA," which is a miniature town comprised of child-sized buildings such as a post office, grocery store, library and restaurant, built inside the center. All Kiddie Academy centers contain interactive educational toys, supplies and equipment, many of which are supplied by Kid's

Craft, the Company's school supply and equipment distribution subsidiary, including educational carpets and wall decorations. The centers are staffed with directors who are required to have a college degree and appropriate staff and teachers as required by state licensing authorities and by the Company's own standards. The Kiddie Academy program also emphasizes continuous communication between teachers and parents concerning each child's development which the Company believes is critical to maintaining high levels of parental confidence and satisfaction.

      Management seeks to have each Kiddie Academy center conveniently and attractively located, in economically and demographically-appealing communities, having an above average concentration of dual-income, young families. Fees currently charged by the Company and its franchisees range from $85 to $200 per child per week based upon a child's age, competitive conditions and other market factors. Kiddie Academy centers experience increasing revenues as enrollments grow. This growth in enrollment is prompted by the Company's well-developed marketing and advertising strategies used to promote each center. Kiddie Academy systemwide enrollment at March 31, 1996 was 3,008 children up from 2,545 children as of December 31, 1995 or an increase of 18% for the quarter.

      Kiddie Academy facilities are typically leased for a 10 year term (with renewal options) from commercial real estate developers who meet the Company's criteria for size and experience. These developers construct and fund Kiddie
Academy specified tenant improvements costing from $200,000 to $800,000 depending upon the size and construction needs of the property. The company enjoys increasing ties with such developers and many are seeking to build additional Kiddie Academy centers.

      The  Company  derives  revenue  from three  sources:  (i)  weekly  tuition generated at the 14 Company-owned and operated centers; (ii) fees from franchisees, including franchise licensing fees totaling $30,000 per new franchised center, ongoing royalties equal to 7% of each franchised center's gross revenues, and weekly administrative fees of $52 per franchised center; and
(iii) the retail and wholesale sale of school supplies, educational toys and equipment by Kid's Craft. Centers typically purchase a portion of their start-up equipment and continuing requirements of consumable supplies from Kid's
Craft. The Company's ability to purchase equipment and supplies at reduced prices from Kid's Craft for Company-owned centers enables the Company to reduce start-up and ongoing supply expenses.

     Upon the execution of the Site Selection/Preliminary Agreement, the Company receives a $12,500 fee, which is received from franchise applicants during the site development process which amount is credited towards the applicant's franchise license fee. The regulations of four states require the Company to place funds received from potential franchisees in escrow until certain performance milestones are met. Franchise applicants who are parties to a Site Selection/Preliminary Agreement are not deemed to be franchisees until they enter into a Franchise Agreement, and may terminate their Site Selection/Preliminary Agreement with the Company at any time prior to entry into a Franchise Agreement. The form of Site Selection/Preliminary Agreement currently entered into by the Company with the new franchise applicants provides that, upon termination by the applicant, the Company must refund the $12,500 site selection fee less (i) a $7,500 lost opportunity charge, plus (ii) any expenses  incurred  by  the Company in assisting the  applicant  with  the  site selection process. The Company may, at its option, terminate the Site Selection/Preliminary Agreement at any time and, in such case, must refund the full site development fee.

      The Company has experienced some attrition of franchise applicants during the site development process and believes that such attrition is to be expected in the ordinary course of business. During the six month period ended March 31, 1996, the Company entered into 17 Site Selection/Preliminary Agreements - 14 of which were in the 2nd quarter (post IPO).

      Revenue from Company-owned centers is recognized in the period the child care services are provided. Revenue derived from franchise fees is recognized when the franchise center opens. Accordingly, the amount of the deferred franchise fee liability as shown on the Company's balance sheet is directly related to the number of centers in development. All franchise fees collected by the Company for centers in development are accounted for as a current liability until the center opens per generally accepted accounting principles. The amount of the Company's deferred franchise fee liability for the fiscal period ended March 31, 1996 increased over the comparable period in 1995 as a result of an increase in the number of centers in development. Royalty income is recognized in the same period in which the related revenue is generated by each franchised center. Revenue from administrative fees paid by franchisees for services provided by the Company is recognized when the Company provides such services.

      The Company intends to expand its market share of the child care industry by increasing the number of Company-owned centers and continuing the growth in the number of franchised centers. The Company expects that such expansion will require ongoing development of operational, marketing, and financial systems and is using a portion of the proceeds of the December 1995 public offering to meet this goal.

      In connection with its expansion plans, the Company has begun to increase its corporate infrastructure. This development has involved the incurrence of substantial one-time and continuing expenses, without the immediate realization of offsetting income. The Company's rapid expansion significantly affects the comparability of results of operations from period to period, in part because revenues generated by a center are generally significantly lower during the first three to four quarters following its opening as a result of lower initial levels of enrollment.

Results of Operations

      The following table sets forth, for the periods indicated, selected information from the Company's Consolidated Statements of Operations (except for systemwide centers open at end of period and systemwide revenues), expressed as a percentage of revenues from operations.


                         Quarter Ended                 Six Months Ended
                             March 31,                       March 31,
                         1996           1995           1996          1995

Systemwide centers open  42             24             42            24

Systemwide revenues . .  $3,230,000     $1,658,000     $5,928,000    $3,099,000

Revenues from operations
 Company-owned centers.  $  687,000 66% $  323,000 56% $1,185,000 63% $ 738,000
64%
 Franchising operations  $  281,000 27%    196,000 34% $  588,000 31% $ 336,000
29%
 Product sales. . . . .  $   67,000  7% $   61,000 10% $  113,000  6% $  88,000
7%

   Total Revenues . .                   $1,035,000 100%$  580,000 100%$1,886,000
100%$1,162,000 100%

Operating expenses. .                   $1,504,000 145%$  858,000 148%$2,610,000
138%$1,572,000 135%


Net operating (loss).
$(469,000)(45)%$(278,000)(48)%$(724,000)(38)% $(410,000)(35)%
Interest income
   (expense) . . . . $ 33,000  3%   $(68,000)(12)% $ (2,000) --    $(131,000)(11)%
Other income . . . . $ 57,000  6 %  $  4,000   1%  $ 59,000   3%   $  10,000   1%

Loss before taxes $(379,000)(37)%  $(342,000)(59)% $(667,000)(35)% $(531,000)(46)%


Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995


     Revenues

      Systemwide revenues (tuition fees from Company-owned and franchised centers) for the quarter ended March 31, 1996 increased by 95%, to $3,230,000 from $1,658,000 for the quarter ended March 31, 1995. This increase was due to an increase in the total number of centers open to 42 at March 31, 1996, as compared to 24 open at March 31, 1995 and an increase in average enrollment levels at centers which were open during both quarters.

     The Company's revenues from operations for the quarter ended March 31, 1996 increased by 78%, to $1,035,000 from $580,000 for the quarter ended March 31, 1995. This increase was due to an increase in revenues generated by Company-owned centers, an increase in revenues generated by franchising activities and increased revenues generated by Kid's Craft.

     Aggregate revenues generated by Company-owned centers for the quarter ended March 31, 1996, which constituted 66% of revenues from operations, increased by 113%, to $687,000 from $323,000 for the quarter ended March 31, 1995. This increase was due to the increase in the number of Company-owned centers owned and operated during the quarter ended March 31, 1996 to 14 as compared to four for the quarter ended March 31, 1995. The Company purchased three centers from franchisees and is in the process of purchasing four other centers, which it currently manages, in the quarter ended March 31, 1996. Additionally, the Company opened one new center during this quarter and sold one existing Company center.

      Revenues from franchising activities (franchising fees, royalties and administrative fees) for the quarter ended March 31, 1996, which constituted 27% of revenues from operations, increased by 43%, to $281,000 from $196,000 for the quarter ended March 31, 1995. Revenues from franchise fees for the quarter ended March 31, 1996 decreased by 7%, to $84,000 from $92,000 for the quarter ended March 31, 1995. Royalties for the quarter ended March 31, 1996 increased by 91%, to $178,000 from $94,000 for the quarter ended March 31, 1995. Administrative fees for the quarter ended March 31, 1996 increased by 90%, to
$19,000 from $10,000 for the quarter ended March 31, 1995. The decrease in revenues from franchise fees is a factor of the number of centers that actually open during the period. Two opened in the quarter ended March 31, 1996 and three opened in the quarter ended March 31, 1995. The increase in royalties and administrative fees resulted from the increase in the number of franchised centers open during the quarter ended March 31, 1996 to 28 from 18 during the quarter ended March 31, 1995.

      Sales revenues generated by Kid's Craft for the quarter ended March 31, 1996, which constituted 7% of revenues from operations, increased by 10%, to $67,000 from $61,000 for the quarter ended March 31, 1995, primarily as a result of sales to the two new franchised centers opening during this period and ongoing sales to existing franchise centers.

     Operating Expenses

      Operating expenses include the expenses associated with operating the Company-owned child care centers (including payroll and related expenses, occupancy costs, and the costs of food, supplies, utilities, advertising and insurance); expenses associated with running the Company's franchise operations (including payroll, commissions and related expenses, occupancy costs, advertising, travel and utilities); and expenses associated with the operations of Kid's Craft (including costs of products, freight, occupancy and utilities); and other general and administrative expenses.

     Aggregate operating expenses for the quarter ended March 31, 1996 increased by 75%, to $1,504,000 from $858,000 in the quarter ended March 31, 1995. These increases were due primarily to increases in expenses associated with the Company's expanding franchising activities and expenses associated with the 14 Company-owned and managed centers in the quarter ended March 31, 1996 as compared to four Company-owned centers in the quarter ended March 31, 1995. As a percentage of operating revenues, operating expenses decreased to approximately 145% for the quarter ended March 31, 1996 from approximately 148% for the quarter ended March 31, 1995.

      Operating expenses relating to Company-owned centers for the quarter ended March 31, 1996, which constituted 60% of total operating expenses, increased by 119%, to $906,000 from $414,000 for the quarter ended March 31, 1995. The increase in operating expenses for Company-owned centers and managed centers for the period 1996 as compared to the period 1995 is due to the increase in centers from four to 14 and the related lease obligations, payroll, food costs and other costs increased in proportion to the number of centers operated. The Company expects that aggregate expenses relating to Company-owned centers will continue to increase as the number of Company-owned centers increases. However, over time, as the Company achieves and capitalizes upon economies of scale, and as newly-opened centers mature beyond their initial period of start-up expenses and low enrollment, the Company expects expenses as a percentage of revenues derived from Company-owned centers to decrease. The Company continues to focus on improving operating results at Company-owned centers by implementing programs designed to increase revenues such as advertising and promotion, while continuing to control costs.

      General and administrative expenses, which constituted 36% of total operating expenses and which include the costs of corporate overhead, franchising operations and operating expenses for Kid's Craft, for quarter ended March 31, 1996 increased by 36%, to $546,000 from $402,000 for the quarter ended March 31, 1995. Increases occurred in all areas of expense due to the growth in the corporate infrastructure undertaken in order to support the Company's expanded efforts in franchising and the substantial increase in the number of franchises open and under development. The Company expects that expenses related to franchising will continue to increase. However, over time, the Company expects such expenses to decrease as a percentage of franchise revenues.

      Costs of goods sold by Kid's Craft for the quarter ended March 31, 1996, which constituted 4% of total operating expenses, increased by 23%, to $53,000 from $43,000 for the quarter ended March 31, 1995. This increase was primarily due to an increase in product sales, product costs and freight costs.

     Depreciation and Amortization

       Depreciation and amortization expense consists of depreciation or amortization of certain equipment, furniture and fixtures, vehicles and leasehold improvements, capitalized leases and organizational costs. Depreciation and amortization expense, for the quarter ended March 31, 1996 increased by $13,000 to $15,000 from $2,000 for the quarter ended March 31, 1995. This increase was primarily due to the purchases of equipment, partially offset by a decrease in depreciation expense resulting from a center that was sold in 1995, the leases of which center had been accounted for as capital lease.

     Interest

     Interest expense for the quarter ended March 31, 1996 decreased by 149%, to $33,000 of interest income from $68,000 of interest expense for the quarter ended March 31, 1995. This increase in interest income was due to zero borrowings throughout the quarter and interest income from overnight investments in the Company's sweep account.

     Other Income

      For the quarter ended March 31, 1996, the Company recorded other income of $57,000, and in the quarter ended March 31, 1995, $4,000. This increase is attributable to the sale of one Company-owned center to a franchisee and the gain on sale of asset that was realized.

      As a result of the foregoing, the Company recorded a net loss for the quarter ended March 31, 1996 of $379,000 as compared to a net loss of $342,000 for the quarter ended March 31, 1995.

Six Months Ended March 31, 1996 Compared to Six Months Ended March 31, 1995

     Revenues

      Systemwide revenues for the six months ended March 31, 1996 increased by 91%, to $5,928,000 from $3,099,000 for the six months ended March 31, 1995.
This increase was due to an increase in the total number of centers open to 42 at March 31, 1996, as compared to 24 open at March 31, 1995 and an increase in average enrollment levels at centers which were open during both periods.

      The Company's revenues from operations for the six months ended March 31, 1996 increased by 62%, to $1,886,000 from $1,162,000 for the six months ended March 31, 1995. This increase was due to an increase in revenues generated by Company-owned centers, an increase in revenues generated by franchising activities and increased revenues generated by Kid's Craft.

      Aggregate revenues generated by Company-owned centers for the six months ended March 31, 1996, which constituted 63% of revenues from operations, increased by 61%, to $1,185,000 from $738,000 for the six months ended March 31, 1995. This increase was due to the increase in the number of Company-owned centers owned and operated during the six months ended March 31, 1996 to 14 as compared to the six months ended March 31, 1995 which started with seven Company
- -owned   centers   and  was  reduced  to  four  due  to  three  being   sold
to
franchisees. During the six month period ended March 31, 1996 the Company opened one new center, sold an existing center, purchased three centers from franchisees and is in the process of purchasing four other centers (which the Company currently manages).

      Revenues from franchising activities (franchising fees, royalties and administrative fees) for the six months ended March 31, 1996, which constituted 31% of revenues from operations, increased by 75%, to $588,000 from $336,000 for the six months ended March 31, 1995. Revenues from franchise fees for the six months ended March 31, 1996 increased by 44%, to $218,000 from $151,000 for the six months ended March 31, 1995. Royalties for the six months ended March 31, 1996 increased by 101%, to $332,000 from $165,000 for the six months ended March 31, 1995. Administrative fees for the six months ended March 31, 1996 increased by 95%, to $37,000 from $19,000 for the six months ended March 31, 1995. The increase in revenues from franchise fees, royalties and administrative fees resulted from the increase in the number of franchised centers open during the six months ended March 31, 1996 to 28 from 18 during the six months ended March 31, 1995.

      Sales revenues generated by Kid's Craft for the six months ended March 31, 1996, which constituted 6% of revenues from operations, increased by 28%, to $113,000 from $88,000 for the six months ended March 31, 1995, primarily as a result of sales to the six new franchised centers opening during this period and ongoing sales to existing franchise centers.

     Operating Expenses

      Aggregate operating expenses for the six months ended March 31, 1996 increased by 66%, to $2,610,000 from $1,572,000 in the six months ended March 31, 1995. As a percentage of operating revenues, operating expenses increased to approximately 138% for the six months ended March 31, 1996 from approximately 135% for the six months ended March 31, 1995. These increases were due primarily to increases in expenses associated with the Company's franchising activities and expenses associated with the 14 Company-owned and managed centers in the 1996 period as compared to the 1995 period in which the Company started with seven centers which was reduced to four due to three being sold to franchisees.

      Operating expenses relating to Company-owned centers for the six months ended March 31, 1996, which constituted 59% of total operating expenses, increased by 99%, to $1,530,000 from $770,000 for the six months ended March 31, 1995. The increase in operating expenses for Company-owned centers and managed centers for the period 1996 as compared to the period 1995 is due to the increase in centers and the related increases in rent due to lease obligations, payroll, food costs and other costs increased in proportion to the number of centers operated. The Company expects that aggregate expenses relating to Company-owned centers will continue to increase as the number of Company-owned centers increases. However, over time, as the Company achieves and capitalizes upon economies of scale, and as newly-opened centers mature beyond their initial period of start-up expenses and low enrollment, the Company expects expenses as a percentage of revenues derived from Company-owned centers to decrease. The Company also intends to focus on improving operating results at Company-owned centers by implementing programs designed to increase revenues such as advertising, and promotion, while continuing to control costs.

      General and administrative expenses, which constituted 38% of total operating expenses and which include the costs of corporate overhead, franchising operations and operating expenses for Kid's Craft, for the six months ended March 31, 1996 increased by 36%, to $999,000 from $733,000 for the six months ended March 31, 1995. Increases occurred in all areas of expense due to the growth in the corporate infrastructure undertaken in order to support the Company's expanded efforts in franchising and the substantial increase in the number of franchises open and under development. The Company expects that expenses related to franchising will continue to increase. However, over time, the Company expects such expenses to decrease as a percentage of franchise revenues.

     Costs of goods sold by Kid's Craft for the six months ended March 31, 1996, which constituted 3% of total operating expenses, increased by 18%, to $80,000 from $68,000 for the six months ended March 31, 1995. This increase was primarily due to an increase in product sales and freight costs.

     Depreciation and Amortization

      Depreciation and amortization expense for the six months ended March 31, 1996 increased by $9,000 to $22,000 from $13,000 for the six months ended March 31, 1995. This increase was primarily due to the purchases of equipment, partially offset by a decrease in depreciation expense resulting from a center that was sold in 1995, the leases of which center had been accounted for as capital lease.

     Interest

      Interest expense for the six months ended March 31, 1996 decreased by 98%, to $2,000 from $131,000 for the six months ended March 31, 1995. These decreases are attributable to the pay off of the line of credit in December 1995, overnight investments in the Company's sweep account, and the elimination of capital lease obligations.

     Other Income

      For the six months ended March 31, 1996, the Company recorded other income of $59,000, and in the six months ended March 31, 1995, $10,000. This increase is attributable to the sale of one Company-owned center to a franchisee and the gain on sale of asset that was realized.

      As a result of the foregoing, the Company recorded a net loss for the six months ended March 31, 1996 of $667,000 as compared to a net loss of $531,000 for the six months ended March 31, 1995.

Liquidity and Capital Resources

      Cash flow for the six months ended March 31, 1996 was substantially increased due to the net proceeds from the public offering which amounted to approximately $4 million. This was offset by the net loss of $667,000, payments of notes of $150,000 and payment to shareholders of $88,000. In the six months ended March 31, 1995 the Company had a $531,000 loss and borrowings on note payables of $90,000.

      The Company has available two bank lines of credit which permits the Company to borrow up to $350,000 of which $150,000 is at 2% over the Bank's prime rate and $200,000 is at 1.5% over the Bank's prime rate. Borrowings under the first agreement are collateralized by all assets of Kiddie Academy International, Inc. and Penguin Properties Corporation, an entity owned by certain officers and directors of the Company, and are personally guaranteed by certain stockholders of the Company. The second line of credit is collateralized by all inventory, equipment and account receivables of Kiddie Academy
International, Inc. At March 31, 1996 and 1995, $0 and $115,000 were outstanding on the lines of credit, respectively. The lines of credit expire on June 30, 1996 and February 22, 1997.

      As of March 31, 1996, the Company's total debt obligations (exclusive of trade credit) were $193,650 which included a $50,000 equipment loan and various notes payable as a result of the purchase of franchisee centers.

      The Company believes that the net proceeds of the Offering and available cash flow from operations will be sufficient to satisfy its capital expenditures and debt obligations. The Company's long-term plans consist of opening 15 Company-owned centers through December 1997. As of March 31, 1996 the Company has reached 47% of that goal by adding seven centers. This is an increase of 250% from March 31, 1995. The Company believes that, depending upon its success in opening and operating new Company-owned and franchise centers (of which there can be no assurance), its revenues will be sufficient to meet its working capital requirements associated with such plans.

Seasonality

      Due to a seasonal reduction in enrollment during the summer months which occurs throughout the child care industry, the Company historically has experienced a decrease in tuition revenues during the fourth quarter of each fiscal year (July 1 through September 30). The Company expects to continue to experience such a decrease in tuition revenues during the fourth quarter of its fiscal year. To help offset this seasonality trend the Company has implemented an advertising campaign designed to enhance enrollment in its summer programs. As a result, the Company's annual earnings have been and will continue to be heavily dependent on the results of operations during the first three quarters of each year.

Effects of Inflation

      The impact of general inflation on the Company's business has been insignificant to date and the Company believes that it will continue to be insignificant for the foreseeable future.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

The Company is involved in litigation from time to time. In Management's opinion, any litigation in which the Company is currently involved in will not result in liabilities that will have a material adverse effect on its financial condition or results of operations.

Item 2.  Changes in Securities.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits required by Item 601 Regulation S-K:

     Exhibit 11 - Computation of per share earnings
     Exhibit 27 - Financial Data Summary

b.   Reports on Form 8-K:

     None.

SIGNATURE


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Kiddie Academy International, Inc.


  May 14, 1996                          BY:   /s/ George Miller
Date                                         George Miller
                                             CEO/Chairman of the Board



  May 14, 1996                          BY:   /s/ Guy A. Matta
Date                                         Guy A. Matta
                                             Chief Financial Officer