Form 10QSB
period 1996-06-30
KIDDIE ACADEMY INTERNATIONAL INC
filed 1996-08-14
CIK 1001320

U.S. Securities and Exchange Commission

                          Washington, D.C. 20549

                                Form 10-QSB


     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No _____

      The  number  of  shares outstanding of common  stock,  as  of  August
14,1996:  2,025,000 shares of common stock   .
     Transitional Small Business Disclosure Format (check one):
                    Yes     ; No  X

KIDDIE ACADEMY INTERNATIONAL, INC.


Index

                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements:

Unaudited Consolidated Balance Sheets                       1

Unaudited Consolidated Statements of Operations             2

Unaudited Consolidated Statements of Cash Flows             3

Notes to Consolidated Financial Statements                  4-7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations     8-18

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                    19

Item 2. Changes in Securities                                19

Item 3. Defaults Upon Senior Securities                      19

Item 4. Submission of Matters                                19

Item 5. Other Information                                    19

Item 6. Exhibits and Reports on Form 8-K                     19

      Exhibit 11 Computation of Per Share Earnings
      Exhibit 27 Financial Data Schedule

Signature                                                    20

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


KIDDIE ACADEMY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
                                                June 30,       September
                                                  1996          30, 1995
Current assets:
Cash and cash equivalents                      $2,041,948        $51,527
Accounts receivable                               111,224         75,640
Prepaid expenses                                   94,847          5,065
Inventory                                          76,803          6,498
Notes receivable, current                          20,866         21,454
Franchise development costs                       741,303        554,106
Deferred offering costs                                --        485,837
Total current assets                            3,086,991      1,200,127

Property and equipment                            852,166        331,211
Accumulated depreciation                        (282,663)      (234,545)
Net property and equipment                        569,503         96,666

Notes receivable, long-term                       136,610         85,115
Goodwill                                           57,766             --
Deposits                                          101,854         16.227
Total assets                                   $3,952,724     $1,398,135

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable                                          --       $549,861
Accounts payable and accrued expenses            $722,618        892,778
Deferred franchise license fees                 1,224,182      1,065,371
Current portion of long-term debt                  93,908            291
Current portion of deferred rent credits           93,992         93,993
Total current liabilities                       2,134,700      2,602,294

Long-term debt                                    130,438             --
Stockholder notes                                      --         87,722
Deferred rent credits                             305,474        375,968
Total liabilities                               2,570,612      3,065,984
Stockholders' equity (deficit)
Preferred stock, par value $0.01 per share:
Authorized 1,000,000 shares; no shares                 --             --
issued and outstanding
Common stock, par value $0.01 per share:
Authorized 10,000,000 shares; issued and
outstanding 2,025,000 (06/30/96); 925,000          20,250          9,250
(09/30/95) shares:


Additional paid-in capital                      4,237,483        214,505
Accumulated deficit                           (2,875,621)     (1,781,604
                                                                       )
Deferred compensation                                   0      (110,000)
Total stockholders' equity (deficit)            1,382,112     (1,667,849
                                                                       )
Total  liabilities and stockholders'  equity   $3,952,724     $1,398,135
(deficit)

See notes to consolidated financial statements (unaudited).

KIDDIE ACADEMY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  NINE MONTHS
                         QUARTER ENDED JUNE 30, ENDED JUNE 30,
REVENUES:                   1996        1995         1996        1995

Company-owned child care  $903,09      $318,51    $2,088,44     $1,056,4
centers                         4            3            2           98
Franchise license fees     85,739      129,781      304,149      281,193
Franchise royalties       202,555      116,948      534,555      282,215
Product sales              65,665        2,782      178,513       91,003
Other                      18,668       16,400       56,044       35,070
Total revenue             1,275,7      584,424    3,161,703     1,745,97
                               21                                      9

OPERATING EXPENSES:
Company-owned child care  1,145,7      351,439    2,676,053     1,121,66
centers                        12                                      3
Cost of product sales      78,741        2,151      158,994       70,354
General and               502,606      338,862    1,501,725     1,072,18
administrative                                                         4
Total operating expenses  1,727,0      692,452    4,336,772     2,264,20
                               59                                      1

(Loss) from operations    (451,33      (108,02    (1,175,06     (518,222
                               8)           8)           9)            )

INTEREST INCOME            23,957      (43,240       21,863     (173,912
(EXPENSE)                                    )                         )

OTHER INCOME (EXPENSE),         0       15,770       59,187       25,691
net

NET (LOSS)                ($427,3      ($135,4    ($1,094,0     ($666,44
                              81)          98)          19)           3)

NET (LOSS) PER COMMON     ($0.21)      ($0.14)      ($0.63)      ($0.69)
SHARE

WEIGHTED AVERAGE SHARES
OUTSTANDING               2,051,9      964,709    1,746,353      964,709
                               09
DIVIDENDS PAID PER SHARE    $0.00        $0.00        $0.00        $0.00

See notes to consolidated financial statements (unaudited).

KIDDIE ACADEMY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 1996 AND 1995

                                               1996               1995
Cash flows from operating activities:
Net (loss)                                  ($1,094,019       ($666,443)
                                                      )
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                    51,118           77,774
Gain on sale of assets                         (56,598)            5,030
Amortization of debt issuance costs              26,667               --
Changes in assets and liabilities:
Accounts receivable                            (35,584)          (2,335)
Inventory                                      (70,305)               50
Notes receivable                               (50,907)           45,112
Franchise development costs                   (187,197)        (134,866)
Other assets                                  (175,409)         (20,557)
Accounts payable and accrued expenses         (170,160)           75,685
Deferred franchise license fees                 158,811          197,582
Other liabilities                                89,874           97,664

Net cash used in operating activities       (1,513,709)        (325,304)

Cash flows from investing activities:
Acquisition of property and equipment         (520,955)         (11,521)
Proceeds from disposal of property and           40,000               --
equipment

Net cash used in investing activities         (480,955)         (11,521)

Cash flows from financing activities:
Borrowings from/(payments to) notes           (149,861)           89,500
payable
Borrowings from/(payments to)                  (87,722)           85,595
shareholders
Net proceeds from IPO                         3,998,613               --
Increase (decrease) in loans from                    --           86,054
affiliates, net
Borrowings of long-term debt                    224,346         (10,646)
Payments of long-term debt                        (291)

Net cash provided by financing activities     3,985,085          250,503

Net increase (decrease) in cash               1,990,421         (86,322)




Cash, beginning of period                        51,527          137,849

Cash, end of period                          $2,041,948          $51,527

Non-cash investing and financing
activities:
Write-off of deferred compensation             $110,000               --


See notes to consolidated financial statements (unaudited).

                    KIDDIE ACADEMY INTERNATIONAL, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                          JUNE 30, 1996 AND 1995


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

      The Company was incorporated on June 28, 1995 to succeed to the ownership and operation of Kiddie Centers, Kiddie Franchising and Kid's Craft. All of the shares of Kiddie Centers and Kid's Craft were owned by the principal stockholders of the Parent Company. Kiddie Franchising was, and after the reorganization is, a wholly-owned subsidiary of Kiddie
Centers. Each of Pauline Miller, George Miller and Michael J. Miller exchanged their respective shares of Kiddie Centers and Kid's Craft for shares of common stock of the Parent Company at an exchange rate of 523.81 shares of common stock of the Parent Company for one share of Kiddie Centers common stock and one share of Kid's Craft common stock, resulting in a total of 1,100,000 shares of common stock of the Parent Company outstanding. On October 24, 1995, the Company effected a reverse stock split (.77273 to 1) reducing the outstanding shares to 850,000. On November 21, 1995, the Company effected a stock split (1.088236 to 1) increasing the outstanding shares to 925,000. The accompanying financial statements and all common stock and per share data included in the accompanying financial statements and notes thereto have been restated to reflect the reorganization of entities under common control in a manner similar to a pooling of interests and to give retroactive effect to the reverse stock split and stock split. As of June 30, 1996, the authorized capital stock consists of 10,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.01 per share.

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

      Depreciation, including amortization of assets covered by capital leases, is provided on both the straight-line and accelerated methods over the estimated useful lives of the assets as follows:

        Buildings                                      20 years
        Equipment                                       5 years
        Furniture and fixtures                          5 years
        Vehicles                                        5 years

      Amortization of leasehold improvements and items under capital leases is provided over their useful lives or the remaining lease term, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

     (f)  Revenue Recognition

      Revenue from Company-owned centers is recognized in the period the child care services are provided. Revenue derived from initial franchise fees is recognized when the franchise centers open. Royalties are recognized in the same period franchise center revenue is generated. Revenue from other services provided to franchisees, such as administrative services, is recognized when the service is provided. The regulations of four states require the Company to place funds received from potential franchisees in escrow until certain performance milestones are achieved. At June 30, 1996, funds held in escrow amounted to approximately $66,000.

     Revenue on product sales is recognized at the time of shipment.

      Included in deferred franchise license fees are amounts received by the Company from prospective franchisees totaling $1,224,182 and $1,130,197 at June 30, 1996 and 1995, respectively. Such amounts will be recorded as revenue when the centers open.

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

     (h)  Net Earnings (Loss) Per Share

     Net earnings (loss) per common share is determined by dividing the net earnings (loss) by the weighted average number of shares of common stock and common share equivalents outstanding. Pursuant to Securities and
Exchange Commission Staff Accounting Bulletin No. 83, stock options and warrants granted during the twelve-month period prior to the expected date of the initial filing of the Registration Statement, with exercise prices below the initial public offering price have been included in the calculation of common share equivalents, using the treasury stock method, as if they were outstanding for all periods presented. Weighted average shares used in computing net income (loss) per common share consist of 925,000 shares of common stock issued in connection with the organization of the Company, 26,909 common stock equivalents for the quarters ended June 30, 1996 and 1995, respectively (representing warrants issued in connection with the four bridge units which were issued August 8, 1995 for $100,000 each), 12,800 shares representative of stock options and the impact of shares issued in connection with the Company's public offering.

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

2.   Indebtedness

     Notes Payable

      The Company has available a bank line of credit which permits the Company to borrow up to $200,000 which is at 1.5% over the Bank's prime rate. The line of credit is collateralized by all inventory, equipment and accounts receivable of Kiddie Academy International, Inc. and expires on February 22, 1997. At June 30, 1996 there were no borrowings against the line of credit. At June 30, 1995, $150,000 was outstanding on another line of credit that expired on June 30, 1996.

3.   Commitments and Contingencies

      In many instances, the Company has guaranteed some or all of a franchisee's obligations under the lease for the franchisee's child care center.

       The Company has entered into Purchase Agreements with three franchisees which are subject to the fulfillment of certain contingencies prior to finalizing the purchase. During this period the centers are operated by Kiddie Academy which receives all revenues and assumes substantially all ongoing obligations.

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


General

     The Company operates and franchises education-based child care centers and operates a wholesale and retail school supply and equipment business. During the 15 years since the opening of its first child care center in Maryland in 1981, the Company has developed extensive operating systems and methodologies which the Company believes enables it to maintain uniform high-quality standards. In 1992, the Company began franchising centers under the Kiddie Academy name. Since that time, the Company's child care operations have experienced rapid and substantial growth with regard to the number of centers opened and under development. The Kiddie Academy system currently consists of 46 open centers, (14 of which are Company-owned and operated and 32 of which are franchised), with an additional 64 centers in development (57 franchised centers and seven company-owned centers), as illustrated in the following chart:



             [Graphic material showing Kiddie Academy Centers open and under development at 6/30/94, 6/30/95 and 6/30/96]




Of the 64 centers currently in development, there are 31 centers in site selection for potential franchises, 27 centers are under lease pending the start of construction (22 franchised and five Company-owned), and six centers are under lease and construction (four franchised and two Company-owned).

      Overall, Kiddie Academy centers are open or under development in 16 states. The Company has entered into Purchase Agreements with three of its franchisees pursuant to which the Company has agreed to operate the relevant center and receive all revenues and assume substantially all ongoing obligations. Subsequent to June 30, 1996 the Company entered into one additional Purchase Agreement. The revenues received by the Company from each center pursuant to such Purchase Agreements are included in the revenues of Company-owned centers as reflected on the Company's Consolidated Financial Statements. Due to the rapid growth of the Company's franchise operations, the customer base for Kid's Craft, the Company's supply and equipment subsidiary, has also grown substantially. However, franchisees are not required to purchase supplies and equipment from Kid's Craft.

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

      Management seeks to have each Kiddie Academy center conveniently and attractively located, in economically and demographically-appealing communities, having an above average concentration of dual-income, young families. Fees currently charged by the Company and its franchisees range from $85 to $200 per child per week based upon a child's age, competitive conditions and other market factors. Kiddie Academy centers experience increasing revenues as enrollments grow. This growth in enrollment is prompted by the Company's well-developed marketing and advertising strategies used to promote each center. Kiddie Academy systemwide enrollment at June 30, 1996 was 3,238 children.

      Kiddie Academy facilities are typically leased for a 10 year term (with renewal options) from commercial real estate developers who meet the Company's criteria for quality, resources, and experience. These developers construct and fund Kiddie Academy specified tenant improvements costing from $200,000 to $800,000 depending upon the size and construction needs of the property. The Company enjoys favorable relations with such developers and many are seeking to build additional Kiddie Academy centers.

      The Company derives revenue from three sources: (i) weekly tuition generated at the 14 Company-owned and operated centers; (ii) fees from franchisees, including franchise licensing fees totaling $30,000 per new franchised center, ongoing royalties equal to 7% of each franchised center's gross revenues, and weekly administrative fees of $52 per franchised center; and (iii) the retail and wholesale sale of school supplies, educational toys and equipment by Kid's Craft. Centers typically purchase a portion of their start-up equipment and continuing requirements of consumable supplies from Kid's Craft. The Company's ability to purchase equipment and supplies at reduced prices from Kid's Craft for Company-owned center enables the Company to reduce start-up and ongoing supply expenses.

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

      The Company has experienced some attrition of franchise applicants during the site development process and believes that such attrition is to be expected in the ordinary course of business. During the nine month period ended June 30, 1996, the Company entered into 32 Site Selection/Preliminary Agreements.

      Revenue from Company-owned centers is recognized in the period the child care services are provided. Revenue derived from franchise fees is recognized when the franchise center opens. Accordingly, the amount of the deferred franchise fee liability as shown on the Company's balance sheet is directly related to the number of centers in development. All franchise fees collected by the Company for centers in development are accounted for as a current liability until the center opens per generally accepted accounting principles. The amount of the Company's deferred franchise fee liability for the fiscal period ended June 30, 1996 increased over the comparable period in 1995 as a result of an increase in the number of centers in development. Royalty income is recognized in the same period in which the related revenue is generated by each franchised center. Revenue from administrative fees paid by franchisees for services provided by the Company is recognized when the Company provides such services.

      The Company intends to expand its market share of the child care industry by increasing the number of Company-owned centers and continuing the growth in the number of franchised centers. Although the Company engages in an active new site selection process, there are no assurances that it will be able to continue to acquire and develop new sites in an economic manner. The Company expects that such expansion will require ongoing development of operational, marketing, and financial systems and is using a portion of the proceeds of the December 1995 public offering to meet this goal.

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



                       Quarter Ended              Nine Months Ended
                           June 30,                    June 30,
                      1996          1995         1996           1995
Systemwide centers open          46           30             46  30

Systemwide revenues $3,797,000   $2,101,000   $9,725,000     $5,200,000


Revenues from operations
  Company-owned centers     $903,000  71%    $ 319,00055%  $  2,088,000 66%
$           1,057,000    61%
  Franchising operations    $307,000  24%    $ 262,00045%  $  895,00028%  $
598,000           34%
 Product sales      $ 66,000 5%  $ 3,000    % $ 179,000  6%  $ 91,000   5%

     Total Revenues  $1,276,000100%     $584,000    100%   $  3,162,000100%
$   1,746,000    100%

Operating  Expenses  $1,727,000135%     $692,000    118%   $  4,337,000137%
$           2,264,000   130%

Net operating (loss)$(451,000)(35)%    $(108,000) (18)%$(1,175,000)(37)%  $
(518,000)       (30)%
Interest income (expense)  $24,000    2%    $ (43,000)(7)%$  22,0001%     $
(174,000)       (10)%
Other income        $  --------- $16,000   3% $  59,000  2%  $ 26,000   2%

Loss  before  taxes     $(427,000)(33)%  $  (135,000)(23)%     $(1,094,000)
(35)%           $(666,000)(38)%


Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

     Revenues

      Systemwide revenues (tuition fees from Company-owned and franchised centers) for the quarter ended June 30, 1996 increased by 81%, to $3,797,000 from $2,101,000 for the quarter ended June 30, 1995. This increase was due to an increase in the total number of centers open to 46 at June 30, 1996, as compared to 30 open at June 30, 1995 and an increase in average enrollment levels at centers which were open during both quarters.

      The Company's revenues from operations for the quarter ended June 30, 1996 increased by 118%, to $1,276,000 from $584,000 for the quarter ended June 30, 1995. This increase was due to an increase in revenues generated by Company-owned centers, an increase in revenues generated by franchising activities and increased revenues generated by Kid's Craft.

      Aggregate revenues generated by Company-owned centers for the quarter ended June 30, 1996, which constituted 71% of revenues from operations, increased by 183%, to $903,000 from $319,000 for the quarter ended June 30, 1995. This increase was due to the increase in the number of Company-owned centers owned and operated during the quarter ended June 30, 1996 to 14 as compared to four for the quarter ended June 30, 1995. The Company purchased four centers from franchisees and has entered into agreements to purchase three other centers, which it currently manages, in the quarter ended June 30, 1996.

      Revenues from franchising activities (franchising fees, royalties and administrative fees) for the quarter ended June 30, 1996, which constituted 24% of revenues from operations, increased by 17%, to $307,000 from $262,000 for the quarter ended June 30, 1995. Revenues from franchise fees for the quarter ended June 30, 1996 decreased by 34%, to $86,000 from $130,000 for the quarter ended June 30, 1995. Royalties for the quarter ended June 30, 1996 increased by 74%, to $203,000 from $117,000 for the quarter ended June 30, 1995. Administrative fees for the quarter ended June 30, 1996 increased by 19%, to $19,000 from $16,000 for the quarter ended June 30, 1995. Franchising fees are recorded at the time a franchise center opens, therefore the decrease in revenues from franchise fees is a factor of the number of centers that actually opened during the quarter ended June 30, 1996. Four opened in the quarter ended June 30, 1996 and six opened in the quarter ended June 30, 1995. The increase in royalties and administrative fees resulted from the increase in the number of franchised centers open during the quarter ended June 30, 1996 to 32 from 26 during the quarter ended June 30, 1995.

     Sales revenues generated by Kid's Craft for the quarter ended June 30, 1996, which constituted 5% of revenues from operations increased to $66,000 from $3,000 for the quarter ended June 30, 1995, primarily as a result of sales to the four new franchised centers opening during this period and ongoing sales to existing franchise centers.

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

      Aggregate operating expenses for the quarter ended June 30, 1996 increased by 150%, to $1,727,000 from $692,000 in the quarter ended June 30, 1995. These increases were due primarily to increases in expenses associated with the Company's expanding franchising activities and expenses associated with the 14 Company-owned and managed centers in the quarter ended June 30, 1996 as compared to four Company-owned centers in the quarter ended June 30, 1995. As a percentage of operating revenues, operating expenses increased to approximately 135% for the quarter ended June 30, 1996 from approximately 118% for the quarter ended June 30, 1995.

      Operating expenses relating to Company-owned centers for the quarter ended June 30, 1996, which constituted 66% of total operating expenses, increased by 226%, to $1,146,000 from $351,000 for the quarter ended June 30, 1995. The increase in operating expenses for Company-owned centers and managed centers for the period 1996 as compared to the period 1995 is due to the increase in centers from four to 14 and the related lease obligations, payroll, food costs and other costs increased in proportion to the number of centers operated. The Company expects that aggregate expenses relating to Company-owned centers will continue to increase as the number of Company-owned centers increases. However, over time, as the Company achieves and capitalizes upon economies of scale, and as newly-opened centers mature beyond their initial period of start-up expenses and low enrollment, the Company expects expenses as a percentage of revenues derived from Company-owned centers to decrease. The Company continues to focus on improving operating results at Company-owned centers by implementing programs designed to increase revenues such as advertising and promotion, while continuing to control costs.

      General and administrative expenses, which constituted 29% of total operating expenses and which include the costs of corporate overhead, franchising operations and operating expenses for Kid's Craft, for quarter ended June 30, 1996 increased by 48%, to $503,000 from $339,000 for the quarter ended June 30, 1995. Increases occurred in all areas of expense due to the growth in the corporate infrastructure undertaken in order to support the Company's expanded efforts in franchising and the substantial increase in the number of franchises open and under development. The Company expects that expenses related to franchising will continue to increase. However, over time, the Company expects such expenses to decrease as a percentage of franchise revenues.

      Costs of goods sold by Kid's Craft for the quarter ended June 30, 1996, which constituted 5% of total operating expenses to $79,000 from $2,000 for the quarter ended June 30, 1995. This increase was primarily due to an increase in product sales, product costs and freight costs.

     Depreciation and Amortization

      Depreciation and amortization expense consists of depreciation or amortization of certain equipment, furniture and fixtures, vehicles and leasehold improvements, capitalized leases, goodwill and organizational costs. Depreciation and amortization expense, for the quarter ended June 30, 1996 decreased by $35,000 to $29,000 from $64,000 for the quarter ended June 30, 1995. This decrease was primarily due to the elimination of capitalized lease obligations offset by purchases of equipment.

     Interest

      Interest income for the quarter ended June 30, 1996 was $24,000 as compared to interest expense of $43,000 for the quarter ended June 30, 1995. This increase in interest income was due to interest income from overnight investments in the Company's sweep account offset by interest expense on certain notes payable.

      As a result of the foregoing, the Company recorded a net loss for the quarter ended June 30, 1996 of $427,000 as compared to a net loss of $135,000 for quarter ended June 30, 1995.

Nine Months Ended June 30, 1996 Compared to Nine Months Ended June 30, 1995

     Revenues

      Systemwide revenues for the nine months ended June 30, 1996 increased by 87%, to $9,725,000 from $5,200,000 for the nine months ended June 30, 1995. This increase was due to an increase in the total number of centers open to 46 at June 30, 1996, as compared to 30 open at June 30, 1995 and an increase in average enrollment levels at centers which were open during both periods.

      The Company's revenues from operations for the nine months ended June 30, 1996 increased by 81%, to $3,162,000 from $1,746,000 for the nine months ended June 30, 1995. This increase was due to an increase in revenues generated by Company-owned centers, an increase in revenues generated by franchising activities and increased revenues generated by Kid's Craft.

      Aggregate revenues generated by Company-owned centers for the nine months ended June 30, 1996, which constituted 66% of revenues from operations, increased by 98%, to $2,088,000 from $1,057,000 for the nine months ended June 30, 1995. This increase was due to the increase in the number of Company-owned centers owned and operated during the nine months ended June 30, 1996 to 14 as compared to the nine months ended June 30, 1995 which started with seven company-owned centers and was reduced to four due to three being sold to franchisees. During the nine month period ended June 30, 1996 the Company opened one new center, sold an existing center, purchased four centers from franchisees and has entered into agreements to purchase three other centers (which the Company currently manages).

      Revenues from franchising activities (franchising fees, royalties and administrative fees) for the nine months ended June 30, 1996, which constituted 28% of revenues from operations, increased by 50%, to $895,000 from $598,000 for the nine months ended June 30, 1995. Revenues from franchise fees for the nine months ended June 30, 1996 increased by 8%, to $304,000 from $281,000 for the nine months ended June 30, 1995. Royalties for the nine months ended June 30, 1996 increased by 90%, to $535,000 from $282,000 for the nine months ended June 30, 1995. Administrative fees for the nine months ended June 30, 1996 increased by 60%, to $56,000 from $35,000 for the nine months ended June 30, 1995. The increase in revenues from franchise fees, royalties and administrative fees resulted from the increase in the number of franchised centers open during the nine months ended June 30, 1996 to 32 from 26 during the nine months ended June 30, 1995.

     Sales revenues generated by Kid's Craft for the nine months ended June 30, 1996, which constituted 6% of revenues from operations, increased by 97%, to $179,000 from $91,000 for the nine months ended June 30, 1995, primarily as a result of sales to the 10 new franchised centers opening during this period and ongoing sales to existing franchise centers.

     Operating Expenses

      Aggregate operating expenses for the nine months ended June 30, 1996 increased by 92%, to $4,337,000 from $2,264,000 in the nine months ended June 30, 1995. As a percentage of operating revenues, operating expenses increased to approximately 137% for the nine months ended June 30, 1996 from approximately 130% for the nine months ended June 30, 1995. These increases were due primarily to increases in expenses associated with the Company's franchising activities and expenses associated with the 14 Company-owned and managed centers in the 1996 period as compared to the 1995 period in which the Company started with seven centers which was reduced to four due to three being sold to franchisees.

      Operating expenses relating to Company-owned centers for the nine months ended June 30, 1996, which constituted 62% of total operating expenses, increased by 139%, to $2,676,000 from $1,122,000 for the nine months ended June 30, 1995. The increase in operating expenses for Company-owned centers and managed centers for the period 1996 as compared to the period 1995 is due to the increase in centers and the related increases in rent due to lease obligations, payroll, food costs and other costs increased in proportion to the number of centers operated. The Company expects that aggregate expenses relating to Company-owned centers will continue to increase as the number of Company-owned centers increases. However, over time, as the Company achieves and capitalizes upon economies of scale, and as newly-opened centers mature beyond their initial period of start-up expenses and low enrollment, the Company expects expenses as a percentage of revenues derived from Company-owned centers to decrease. The Company also intends to focus on improving operating results at Company-owned centers by implementing programs designed to increase revenues such as advertising, and promotion, while continuing to control costs.

      General and administrative expenses, which constituted 35% of total operating expenses and which include the costs of corporate overhead, franchising operations and operating expenses for Kid's Craft, for the nine months ended June 30, 1996 increased by 40%, to $1,502,000 from $1,072,000 for the nine months ended June 30, 1995. Increases occurred in all areas of expense due to the growth in the corporate infrastructure undertaken in order to support the Company's expanded efforts in franchising and the substantial increase in the number of franchises open and under development. The Company expects that expenses related to franchising will continue to increase. However, over time, the Company expects such expenses to decrease as a percentage of franchise revenues.

      Costs of goods sold by Kid's Craft for the nine months ended June 30, 1996, which constituted 4% of total operating expenses, increased by 127%, to $159,000 from $70,000 for the nine months ended June 30, 1995. This increase was primarily due to an increase in product sales and freight costs.

     Depreciation and Amortization

      Depreciation and amortization expense, for the nine months ended June 30, 1996 decreased by $26,000 to $51,000 from $77,000 for the nine months ended June 30, 1995. This decrease was primarily due to depreciation expense resulting from a center that was sold in 1995, the leases of which center had been accounted for as capital lease partially offset by the purchases of equipment.

     Interest

     Interest income for the nine months ended June 30, 1996 was $22,000 as compared to interest expense of $174,000 for the nine months ended June 30, 1995. These changes are attributable to the pay off of the line of credit in December 1995, overnight investments in the Company's sweep account, and the elimination of capital lease obligations.

     Other Income

      For the nine months ended June 30, 1996, the Company recorded other income of $59,000, and in the nine months ended June 30, 1995, $26,000. This increase is attributable to the sale of one company-owned center to a franchisee and the gain on sale of asset that was realized.

      As a result of the foregoing, the Company recorded a net loss for the nine months ended June 30, 1996 of $1,094,000 as compared to a net loss of $666,000 for the nine months ended June 30, 1995.

Liquidity and Capital Resources

      Cash flow for the nine months ended June 30, 1996 was substantially increased due to the net proceeds from the public offering which amounted to approximately $4 million. This was offset by the net loss of $1,094,000, payments of notes of $150,000 and payment to shareholders of $88,000. In the nine months ended June 30, 1995 the Company had a $666,000 loss and borrowings on note payables of $90,000.

      The Company has available a bank line of credit which permits the Company to borrow up to $200,000 which bears interest at 1.5% over the Bank's prime rate. The line of credit is collateralized by all inventory, equipment and accounts receivables of Kiddie Academy International, Inc. and expires on February 22, 1997. At June 30, 1996 there were no borrowings against the line of credit. At June 30, 1995, $150,000 was outstanding on another line of credit that expired on June 30, 1996.

      As of June 30, 1996, the Company's total debt obligations (exclusive of trade credit) were $224,346 which included a $50,000 equipment loan, $16,000 vehicle loan and various notes payable as a result of the purchase of franchisee centers.

      The Company believes that the net proceeds of the Offering and available cash flow from operations will be sufficient to satisfy its capital expenditures and debt obligations. The Company's long-term plans consist of opening 15 Company-owned centers through December 1997. As of June 30, 1996 the Company has reached 47% of that goal by adding seven centers. This is an increase of 250% from June 30, 1995. The Company believes that, depending upon its success in opening and operating new Company-owned and franchise centers (of which there can be no assurance), its revenues will be sufficient to meet its working capital requirements associated with such plans.

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

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

The Company is involved in litigation from time to time. In management's opinion, any litigation which the Company is currently involved will not result in liabilities that will have a material adverse effect on its financial condition or results of operations.

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



                              Kiddie Academy International, Inc.



     August 14, 1996                    BY:       /s/ George Miller
Date                                         George Miller
                                             CEO/Chairman of the Board




     August 14, 1996                    BY:       /s/ Guy A. Matta
Date                                         Guy A. Matta
                                             Chief Financial Officer

                                                                 EXHIBIT 11

KIDDIE ACADEMY INTERNATIONAL, INC.


COMPUTATION OF EARNINGS PER COMMON
AND COMMON EQUIVALENT SHARE


                     QUARTER    QUARTER          NINE MONTHS
                      ENDED      ENDED        ENDED       ENDED
                     06/30/96   06/30/95     06/30/96    06/30/95

Net Loss             ($427,38      ($135,49     ($1,094,01      ($666,443
                          1)            8)             9)              )

Average shares
outstanding, end    2,025,00       925,000      1,719,444        925,000
of period                  0

Effect of bridge
warrants after
application of        26,909        26,909         26,909         26,909
treasury stock
method

Effect of stock
options after
application of             0        12,800              0         12,800
treasury stock
method

Average number of
shares outstanding  2,051,90       964,709      1,746,353        964,709
during the period          9

Earnings per common
and common           ($0.21)       ($0.14)        ($0.63)        ($0.69)
equivalent shares
