Form 10KSB
period 1996-09-30
KIDDIE ACADEMY INTERNATIONAL INC
filed 1996-12-30
CIK 1001320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 29, 1996.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
         to                           .

         Commission File Number 1-14052

                       KIDDIE ACADEMY INTERNATIONAL, INC.
       (Exact name of small business issuer as specified in its charter)


         Delaware                                               52-1938283
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                    108 Wheel Road, Bel Air, Maryland 21015
             (Address of principal executive offices)   (Zip Code)

Issuer's telephone number, including area code:  (410) 515-0788

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.01 per share
           (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $4,791,698.

The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of December 11, 1996, computed by reference to the last sale price for such stock on that date as reported on the Nasdaq SmallCap Stock Market, was approximately $4,125,000.

At December 11, 1996, the number of shares outstanding of the registrant's Common Stock, with $0.01 par value, was 2,025,000.

Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format     YES [   ]            NO  [ X ]

                                     Part I

ITEM 1.           BUSINESS

General

         Kiddie Academy International, Inc., a Delaware corporation (the "Company"), was incorporated on June 28, 1995 as a parent company to succeed to the ownership and operation of the Company's three wholly-owned subsidiaries:
Kiddie Academy Child Care Learning Centers, Inc., incorporated in Maryland in 1981, which operates Company-owned education-based commercial child care centers; Kiddie Academy Franchising Systems, Inc., incorporated in Maryland in 1992, which operates the Company's child care franchise business; and Kid's Craft, Inc., incorporated in Maryland in 1989, which operates the Company's school supply and equipment distribution business. During the last four years, the Company has experienced rapid and substantial growth in the number of centers opened and under development. As of September 29, 1996, the Kiddie Academy(R) system consisted of 49 centers, 17 of which were Company-owned and 32 of which were franchised, with an additional 64 franchised centers under various stages of development (23 centers under lease and 41 centers in the site selection stage). Overall, Kiddie Academy centers are open or under development in 15 states.

         The Company began utilizing in fiscal year 1996 a 52 to 53 week fiscal year (comprised of 13 four-week periods), ending on the Sunday closest to September 30. All references to fiscal year 1996 are to the 52 weeks ended September 29, 1996.

         The Company believes that it has benefited from a number of national demographic trends including an increased birth rate through the early 1990s, an increase in working mothers employed outside the home and a growing emphasis by employers on providing child care benefits for employees. According to U.S. Government statistics, births in 1989 exceeded 4,000,000 for the first time since 1964, and continued to exceed that number in each of 1990, 1991 and 1992. Furthermore, the percentage of all American children under age six with mothers in the labor force grew from 39% in 1975 to 58% in 1990, and the percentage of children receiving center-based child care increased from 13% of the total number of children receiving child care in 1977 to 28% in 1990. In addition, the number of children who are ages five to 12 increased to approximately 34 million in 1995 and is projected to increase to in excess of 36 million by 2000.

         The Company has developed a comprehensive education-based child care program for its centers. Each Kiddie Academy center utilizes its age-appropriate, education-based curriculum designed to promote each child's intellectual, social, physical and emotional growth. In addition to the traditional areas of language arts, mathematics, science and creative arts, the Kiddie Academy curriculum and services include a preschool computer science program and a foreign language program. Many Kiddie Academy centers offer to their enrollees, for an additional fee, the opportunity to participate in COMPUTERTOTS(R), an educational computer enrichment program designed for preschoolers. Kiddie Academy centers incorporate a number of features designed to promote child safety and to support the Kiddie Academy curriculum. For example, many Kiddie Academy centers have "low walls" (i.e., interior walls of four feet in height) which allow for greater visibility throughout the center, resulting in enhanced security for the children. In addition to interactive learning aids and educational toys, many Kiddie Academy centers also include an area called "Kid's Towne USA," which is a miniature town comprised of child-sized buildings such as a post office, grocery store, library and restaurant, built inside the center. The Kiddie Academy program also emphasizes continuous communication between teachers and parents concerning each child's development which the Company believes is critical to maintaining high levels of parental confidence and satisfaction.

         The Company has developed a comprehensive set of systems and methodologies with respect to its operating, accounting and quality control procedures which enable it to maintain uniform high quality standards throughout its Company-owned and franchised centers. These systems and methodologies, which are compiled in a series of manuals, were developed by the Company based upon its 15 years of experience in the child care industry and are continually revised and updated.

         The Company provides a full range of services in support of its franchisees to develop and open their centers. These services include assistance in site selection, assistance in center design, training, assistance in obtaining regulatory approvals, assistance throughout the construction phase, assistance relating to the center's grand opening and ongoing operational
support,   including  providing  systems  to  process  each  center's  financial information at the Company's corporate headquarters. The Company creates economies of scale by using the same staff and resources to develop and support both Company-owned and franchised centers.

         Kid's Craft is a retail distributor of school supplies, educational toys and equipment currently serving both Company-owned and franchised centers. Currently operating from a retail/warehouse in Bel Air, Maryland, Kid's Craft offers Company-owned and franchised centers the opportunity to purchase start-up equipment, supplies and ongoing consumables at competitive prices. All supplies sold by Kid's Craft meet the Company's standards for safety and quality. Centers typically purchase a portion of their start-up equipment and continuing requirements of consumable supplies from Kid's Craft. Therefore, as the number of Company-owned and franchised centers grow, Kid's Craft revenues are expected to increase. Plans for Kid's Craft also include expansion of its customer base, which currently includes the general public, through retail sales and by marketing to other child care centers and public and private schools through a mail order catalogue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements."

Business Strategy

         The Company is engaged in a dual growth strategy to increase its market penetration, consisting of a strategic balance of Company-operated center growth and franchised-center growth. By using the same corporate staff which develops the new Company centers to assist franchisees in locating and developing their new centers, the Company can achieve certain economies of scale, expanded expertise and efficiencies in the new center development process.

         Whether franchised or Company-operated, each Kiddie Academy center must meet or exceed certain physical, trade area, location and demographic standards. Each location for a potential Kiddie Academy center is reviewed by a multi-disciplinary committee of the Company's key executives for adherence to these standards. The Company limits its site selection activities to selected metropolitan areas which meet its standards and show potential for growth.

         The Company continually evaluates its strategy with respect to the balance of its franchised-center growth and Company-operated center growth. Given the number of franchised centers currently under development, the Company's current plans are to focus on the "ramp-up" to profitable enrollment levels through Company-operated center growth and the advancement of existing franchised centers under development.

Products and Services

         Child Care Services

         Management seeks to have each Kiddie Academy center conveniently and attractively located in economically and demographically-appealing communities, having an above average concentration of dual-income, young families. Kiddie Academy facilities are typically leased for a 10-year term (with renewal options) from commercial real estate developers who meet the Company's criteria for quality, resources, and experience. Developers construct and fund Kiddie Academy specified tenant improvements. The Company enjoys favorable relations with such developers and many are seeking to build additional Kiddie Academy centers. A prototypical Kiddie Academy center is a one-story building of approximately 7,500 square feet located on approximately 1 acre of land constructed in accordance with specified designs developed by the Company. The prototypical center is designed to accommodate approximately 125 to 200 children. The centers generally contain a broad array of specified design features, such as a combination of high and low walls to allow for enhanced visibility throughout the facility. The Company utilizes a computer-aided design and drafting (CADD) system to design unit floor plans for both Company-owned and franchised centers in an effort to maximize safety and revenue generation through optimum utilization of floor space.

         Each center is equipped with a variety of audio and visual aids, educational toys, games, puzzles and supplies and has an adjacent playground, many of which are divided into separate areas for different age groups with age-appropriate equipment and toys. In addition, many centers contain a feature called "Kid's Towne USA," which is a miniature town made up of child-sized buildings such as a post office, grocery store, library and restaurant, built inside the center. This area is used to enhance skills such as language arts, math and large muscle development, and for role-playing activities.

         The various classrooms within a center are decorated with a variety of colorful pictures, nursery rhyme depictions, seasonal pictures, maps, bilingual calendars and color charts, and other age-appropriate materials designed to stimulate the children's curiosity and to support the Kiddie Academy curriculum. Colorful educational carpets display themes appropriate for various age groups such as the alphabet, numbers, time and educational board games. Decorative wall hangings in each classroom correlate to the Kiddie Academy curriculum's monthly and weekly themes and provide other learning supplements.

         Company-owned and franchised centers are open throughout the year, five days per week, from 6:30 AM to at least 6:00 PM. Certain centers have extended hours depending on local conditions such as the length of the typical commute of the parents. Each center provides those children attending on a full-time basis with a hot lunch and two snacks, all of which are prepared on the center's premises.

         Children may be enrolled on a full-time or part-time basis. Tuition for the programs varies depending on the location of the center, the age of the child and whether the child attends on a full-time or part-time basis. Tuition is generally higher for infants than it is for older children, due, in part, to the lower child/staff member ratio required by most licensing authorities for the care of infants. Tuition is proportionally higher for students attending on a part-time basis. Tuition is typically paid on a weekly basis and must be paid in advance. Tuition for full-time enrollment at Company-owned and franchised centers ranges from $95 to $210 per week, and for part-time enrollment ranges from $25 to $70 per week. Kiddie Academy systemwide enrollment at September 29, 1996 was 3,872 children.

         Educational Program

         Throughout the year, monthly themes are introduced in a child's classroom and divided into specific weekly programs and daily projects. During the school-year months (September through June) the curriculum focuses on traditional structured academics. In the summer months, the emphasis shifts to recreation and socialization through athletic activities and field trips. As a child advances through Kiddie Academy, the specific skills learned at each level serve as a foundation for learning at the next level. The different levels are as follows:

INFANT   PROGRAM  -  Infants  are  in  the  midst  of   undergoing   a  dramatic
transformation from a dependent newborn to an active and responsive infant during their first year. Staff work closely with parents to customize a daily routine that will fit family needs. Kiddie Academy's care is centered around keeping each child comfortable, stimulated and healthy overall, while working hand in hand with parents.

TODDLER PROGRAM - Toddlers are very busy and need a broad range of activities from which to choose. Kiddie Academy's toddler activities are plentiful and chosen to keep the child engaged, active and stimulated. Kiddie Academy's toddler program promotes intellectual, social, emotional and physical development. A stimulating environment is created to nurture curiosity and motivate each child to explore, experiment, and problem solve.

TWO YEAR OLD PROGRAM - Kiddie Academy's preschool program is designed to guide the tremendous intellectual, social and emotional growth expected during a child's second year. The Kiddie Academy curriculum enriches each child's vocabulary and language skills by making reading a part of the every day routine. Two-year olds are given the freedom to test by trial and error. Kiddie Academy's staff are trained to encourage each child to take on new challenges.

THREE YEAR OLD PROGRAM - With the third birthday comes the beginning of a time when the world is filled with imagination. At Kiddie Academy having fun is usually also a well orchestrated learning experience. Language and vocabulary development and other more traditional academic areas are fun for children in Kiddie Academy's program. As with each of the age groups, parents are encouraged to become involved and to contribute to design the appropriate program for their child.

FOUR YEAR OLD PROGRAM - Kiddie Academy's curriculum prepares each child for school intellectually, as well as socially and emotionally. This program builds an academic foundation, including the essential ideas of counting, alphabet and size relationships, and there is a strong focus on the language arts. Teachers meet with parents throughout the year to keep them up to date on all of the wonderful new developmental milestones four-year olds will reach during this year.

FIVE YEAR OLD PROGRAM - Kiddie Academy's kindergarten program is designed to provide each child with individualized academic content. The academic program includes organized daily activities in language arts, math, science, social studies, drama, creative arts, music and construction. Parental input and involvement are encouraged at Kiddie Academy. Teachers are available to conference and parents are welcome to visit while classroom activities are in progress.

SCHOOL-AGE PROGRAM - For parents seeking before and after school care for children ages five through 12, Kiddie Academy offers a safe, secure and stimulating environment. Activities such as arts and crafts, science and discovery, dramatic play and constructive building are designed to complement daily school activities and, at the same time, promote further learning and development. Children may also receive assistance with school assignments. Most importantly, each child is given the opportunity to choose from a variety of individual or group activities.

SUMMER FUN PROGRAM - During the summer months, classes continue but with more emphasis on socialization, recreation and outdoor experiences. Parents are invited to join the many fun, educational field trips which enhance the overall summer program.

         Franchise Services

         The  Company  offers  and  sells  franchises   nationally  through  its
subsidiary, Kiddie Academy Franchising Systems, Inc., and is currently authorized to offer and sell franchises in 48 states. As of September 29, 1996, the Company was a party to 62 franchise agreements ("Franchise Agreements") and 41 preliminary agreements ("Preliminary Agreements") (in which a potential franchisee enters into an agreement to select a site for its center and becomes an applicant for a franchise). As of September 29, 1996, franchisees operated 32 of the 49 Kiddie Academy centers and 23 of the 27 centers under lease but not yet operational were being developed by franchisees of the Company.

         The Company's franchise program is subject to regulation by the Federal Trade Commission ("FTC") with respect to the information required to be disclosed to prospective franchisees prior to their investment in a franchise. The Company's franchise program is subject to additional disclosure rules in a number of states in which the Company has, in the past, and intends to continue to offer franchises. The Company distributes to each prospective franchisee an offering circular which has been prepared to conform with the disclosure requirements of the FTC and applicable state authorities.

         Franchisees receive support and assistance from the Company through all stages of their business development, including assistance in obtaining third-party financing, site selection, lease negotiations, regulatory approvals, facility design and construction specifications, state child care licensing and start-up operations. A prospective franchisee commences the franchising process by executing a Preliminary Agreement with the Company and paying a $12,500 Preliminary Agreement fee. Those who complete the site selection process and enter into a Franchise Agreement, pay an additional $17,500 franchise fee for a total of $30,000, and, upon the opening of the center, an ongoing royalty equal to 7% of gross revenues as well as a weekly administrative fee. During fiscal year 1997, the initial fees are expected to increase for all new franchise applicants to $40,000, consisting of a $30,000 franchise fee, plus an additional $10,000 Preliminary Agreement fee. A prospective franchisee will pay $20,000 upon executing a Preliminary Agreement consisting of the $10,000 Preliminary Agreement fee, plus $10,000 to be applied against the franchise fee. The remainder of the franchise fee will be paid after the franchisee executes a Franchise Agreement. The regulations of four states require the Company to place funds received from potential franchisees into an escrow account until certain performance milestones are met.

         Franchise applicants who are parties to a Preliminary Agreement are not deemed to be franchisees until they enter into a Franchise Agreement, and may terminate their Preliminary Agreement with the Company at any time prior to entry into a Franchise Agreement. The form of Preliminary Agreement currently entered into by the Company with new franchise applicants provides that, upon termination by the applicant, the Company must refund the $12,500 Preliminary Agreement fee less (i) a $7,500 lost opportunity charge, plus (ii) any expenses incurred by the Company in assisting the applicant with the site selection process. The Company may, at its option, terminate the Preliminary Agreement at any time and, in such case, must refund the full Preliminary Agreement fee. During fiscal year 1997, the Company's form of Preliminary Agreement is expected to be revised to provide that in the event the Preliminary Agreement is terminated by the applicant, the Company will retain $15,000 of the initial fees paid by the applicant, but must refund $5,000, less the Company's expenses. The Company has experienced some attrition of franchise applicants during the site development process and believes that such attrition is to be expected in the ordinary course of business.

         The Company assists the prospective franchisee in securing financing which is typically arranged through national lenders specializing in granting Small Business Administration franchise loans and other small business loans. Once the appropriate financing is obtained, the Company assists the potential franchisee in selecting a location for a proposed center. The Company's site selection assistance includes an initial consultation with the prospective franchisee regarding the site selection process, the loaning of various site selection resource materials, the screening of sites proposed by the applicant and assistance with the negotiation of the applicant's lease or purchase contract. The Kiddie Academy staff is also involved in coordinating local and regional governmental authorities in an effort to obtain all required approvals, licenses and permits required to construct and operate a child care center. See "Business -- Regulation."

         During the construction phase, franchisees participate in two weeks of a full-time training program, which is divided between formal classroom exercises and hands-on experiences in operating child care facilities. The Kiddie Academy staff is available to assist in recruiting, hiring and training a Center Director for each facility. Each initial center director attends a week of Kiddie Academy training.

         Franchisees utilize the localized marketing system developed by Kiddie Academy to obtain initial enrollment and to build and maintain enrollment levels of the center. The Company's mandatory business management system enables the Company to monitor certain financial activities of franchised centers on a weekly basis. Franchisees are supplied detailed weekly and monthly reports, including profit and loss statements, which assist them in evaluating the financial performance of their child care business and help them control costs and improve operations.

         Each Kiddie Academy franchised center is required to utilize the procedures set forth in the Company's operating manuals which govern marketing, finance, administration, curriculum and safety procedures. Kiddie Academy's service support team provides ongoing guidance in all areas of operations through on-site visits and frequent telephone conferences. In addition, the Company monitors each franchised center to ensure high quality standardized services and to enforce compliance with both governmental requirements and the operating standards required of all Kiddie Academy centers.

Quality Assurance

         The Company employs a number of initiatives, both periodic and ongoing, to assure that the highest levels of quality services are maintained in each of its corporate and franchised centers. Center service visits, conducted by field managers, are comprehensive and include a review of each classroom, curriculum activities, the food service program, staff performance as well as safety guidelines. Field management staff periodically meet directly with parents to determine parental satisfaction levels. Additionally, parents who withdraw children are given a confidential survey to determine if the withdrawal could have been prevented by an improvement in service quality. Data collected from these sources are reviewed by all staff to foster a continuing open forum in which all service providers strive to offer the highest quality and customer-service oriented care.

 Marketing

         Child Care Services

         The Company's marketing efforts, which are designed to build awareness of Kiddie Academy centers, consist of advertising and promotion of Kiddie Academy centers and the marketing of franchise opportunities to attract new franchisees. The Company's marketing campaigns include a targeted direct-mail program, a toll-free customer hotline, advertising placement in regional newspapers, grand opening activities, yellow-page listing and signage (including billboards). Professional marketing videos which discuss the benefits to children of attending a Kiddie Academy center are shown to parents expressing interest in a center.

         In addition to broad-based marketing methods, the Company also strongly emphasizes a number of interpersonal marketing techniques. For example, center directors are trained to solicit parents via telephone and personal contacts. Facility tours and "meet the teacher" interviews are included in the marketing efforts at each Kiddie Academy center. Franchisees are required to spend a certain portion of their gross revenues towards the marketing of their centers.

         Prior to its opening, every Kiddie Academy center hosts an open house for the local community. This event is preceded by advertising. At the open house, parents watch a marketing video, tour the facility and have the opportunity to talk with the staff while the children enjoy ongoing entertainment, visit classrooms and play with educational toys. At this event, the Company is able to build awareness in the community of Kiddie Academy while enrolling new children.

         Franchise Development

         The Company's marketing efforts to solicit franchisee applications include advertisements of its franchising opportunities in publications such as the Wall Street Journal, USA Today, regional newspapers, trade journals and national magazines. The Company's franchise development staff conduct in-person interviews with qualified franchise applicants. New franchise sales also include several franchisees which have either opened additional centers or have executed agreements to open additional franchised centers. The Company has a reduced fee franchise program to encourage multiple-center operators within its system. As set forth in "Business--Strategy," the Company's current plans are to focus on the "ramp-up" to profitable enrollment levels through Company-operated center growth and the advancement of existing franchised centers under development.

Seasonality

         Due to the annual seasonal reduction in enrollment during the summer months, which occurs throughout the child care industry, the Company historically has experienced a decrease in tuition revenues during the fourth quarter of each fiscal year (July through September). The Company expects to continue to experience such a decrease in tuition revenues during the fourth quarter of its fiscal year. As a result, the Company's annual earnings have been and will continue to be heavily dependent on the results of operations during the first three quarters of each year.

Competition

         The child care industry is highly fragmented and competitive. Many of the Company's competitors have greater financial and other resources than the Company. The Company experiences competition from large national chains, such as KinderCare Learning Centers Inc., which operates sites throughout the country. The Company competes with the large national chains by offering unique, professional services at highly competitive prices, thus providing families value.

         Additionally, the Company experiences competition from smaller local nursery schools and child-care centers, some of which are not-for-profit (including religion-affiliated centers), and from providers of "in-home" child care, including, inter alia, child supervision services and nannies. The typical fees and charges for "in-home" child care and local nursery schools are generally lower than those charged by the Company. Many religion-affiliated and other not-for-profit child care centers have no or minimal rental costs and may receive donations or other funding to cover operating expenses, allowing such centers to charge less for tuition than the Company-owned and franchised centers. The Company competes against this segment of the market by offering an education-based child care program centered around a professionally planned curriculum which is periodically reviewed and updated by its curriculum advisory council, well-equipped, clean and safe facilities, and trained and qualified personnel.

Personnel

         At September 29, 1996, the Company employed 238 persons, 29 of whom were employed at the corporate headquarters. Of the Company's total employees, 163 were employed on a full-time basis and 75 were employed on a part-time basis as of September 29, 1996. The Company has hired and trained district managers responsible for center performance of Company and franchised units over broad geographic regions. At the center unit level, management is provided by a center director and an assistant director. Center employees include regular full-time and part-time caregivers, substitute caregivers and aides, and other staff, including cooks and van drivers. Center directors are required to have either a college degree with concentrations in early childhood education or a college degree in any discipline along with prior experience in the child care industry. Requirements as to the specific qualifications of center directors are mandated by state licensing authorities and vary from state to state. Each center's initial center director also must successfully complete Kiddie Academy's week-long training program. The Company assists center directors and owners of franchised centers with the training of other center personnel. It is the Company's policy that all Company-owned and franchised centers must comply with, and in some cases exceed, states' recommendations and guidelines pertaining to teacher-to-child staffing ratios. None of the Company's employees is represented by any labor union or covered by any collective bargaining agreement. The Company believes its relations with the employees are good.

Regulation

         Child care centers are subject to numerous state and local governmental regulations and licensing requirements, including, without limitation, regulations with regard to the fitness and adequacy of buildings and equipment, supplies, qualifications of staff, ratio of staff to enrolled children, staff training, record-keeping, dietary requirements, daily curriculum and health, fire and safety standards. Failure to comply with any applicable regulations can subject a child care center to sanctions imposed by the regulating jurisdiction, including placement on probation or, in certain serious cases, suspension or revocation of a center's license to operate. Construction of child care centers must also comply with local zoning requirements, health and building codes, which compliance can result in significant delays and added expense in opening new centers. Such zoning rules and regulations vary from jurisdiction to jurisdiction. Failure to continue to comply with such laws and regulations or the imposition of additional restrictions on the centers could have a material adverse effect on the operations of the Company and its franchisees.

Trademarks

         The Company has registered with the United States Patent and Trademark Office the Kiddie Academy name and logo. In addition, the Company has trademark applications pending for the Kid's Craft name and logo. The Company believes that its intellectual property rights are important to its business and intends to continue to renew its trademark registrations and to enforce its rights thereunder.

Insurance

         The Company currently has in place (i) a commercial liability policy with an aggregate policy and per occurrence limit of $1,000,000, which includes property, business interruption, computer, criminal, comprehensive general liability and automobile liability coverage, (ii) a worker's compensation policy, and (iii) an umbrella liability policy with an aggregate policy and per occurrence limit of $1,000,000.

         In addition, each Company-owned center carries the types of insurance required for franchised centers, as described below. The Company believes that the types of insurance and amounts of coverage it maintains are customary for businesses of comparable size in its industry. There can be no assurance that the Company's current insurance program will continue to be adequate or available to the Company at reasonable rates. In the event that coverage is inadequate or becomes unavailable, the Company could be materially adversely affected.

         The Company requires that franchisees procure, no later than 30 days before the date on which operations of a center are commenced, and maintain in full force and effect at all times during the term of the Franchise Agreement, the following insurance coverage: (i) comprehensive general liability insurance with an aggregate policy and per occurrence limit of $1,000,000, including coverage for personal injury, errors and omissions, products/completed operations, contractual liability, professional malpractice, products liability, automobile liability and property damage liability; (ii) fire, vandalism and extended coverage insurance; (iii) student accident insurance; (iv) employer's liability, workers' compensation, business interruption and such other insurance as may be required by state and local laws; and (v) such additional insurance and types of coverages as may be required under the terms of the lease for the center. Each child enrolled in a Company-owned or franchised center is covered by the center's comprehensive general liability insurance.

Availability of Acceptable Locations

         The Company's continued success and expansion depends, in large part, on the continued availability of its existing locations and on the Company's ability to identify and secure on acceptable terms suitable additional locations on which to construct new Company-owned or franchised centers. The Company, on behalf of itself or its franchisees, is currently involved in lease negotiations with landlords for a number of potential locations. There can be no assurance that lease agreements with respect to such locations and locations for future centers will be successfully negotiated and entered into. The rate of new center openings is further subject to various contingencies, many of which are beyond the Company's control. These contingencies include, among others, the progress of construction of new centers and the ability of the Company and its franchisees to successfully comply with all state and local governmental regulations (including zoning regulations) applicable to child care centers. See "Business -- Regulation." To date, the Company has experienced no significant difficulties in locating suitable locations for new centers or in negotiating acceptable lease terms. There can be no assurance, however, that the Company will be able to continue to locate a sufficient number of suitable locations to accommodate its expansion plans. Selection of an unsuitable location could lead to a center which performs below expectations. Difficulty in identifying and negotiating favorable lease terms for a suitable location could lead to delays in opening both franchised centers and Company-owned centers, and, in the case of franchised centers, could lead to termination of the Preliminary Agreement and/or Franchise Agreement by the potential franchisee or the existing franchisee. See "Business -- Franchise Services." Further, there can be no assurance that construction and other costs of opening new centers will not be higher than those anticipated by the Company, in which case, the Company might be required to reduce the rate at which it opens new centers. While some of the Company's and its franchisees' leases contain provisions for renewal options, there can be no assurance that, upon expiration of the current lease terms, such locations will continue to be available to the Company or its franchisees, or if available, that the terms of renewal for such locations will be acceptable.

Liability Under Leases

         In many instances, the Company has had to guarantee some or all of a franchisee's obligations under the lease for its child care center. Although the franchisee typically agrees to personally guarantee the lease and to indemnify the Company in the event the Company is required to make any payments under its guarantee, the franchisee may not have adequate financial resources to honor its personal guarantee or indemnification obligations. Most of the Company's guarantees provide for notice of a tenant's default and an opportunity to cure the default, prior to landlord enforcement of any guarantee. In addition, most franchise agreements require the franchisee lease to contain a Collateral Assignment of Lease Agreement, which provides that, in the event of a default which is not cured (under either the franchise agreement or the lease agreement), Kiddie Academy Franchising Systems, Inc. may, at its option (but not as an obligation), operate the center as a Company-owned center, elect to select a new franchisee to operate the center (subject to the landlord's approval), or cease the center's operations altogether (subject to the obligation of the Company to continue to pay rent if the Company has guaranteed the franchisee's obligations under the lease). While the Company believes that it may benefit from these Collateral Assignment of Lease Agreements by the receipt of income from the operation or refranchising of the center in default, the failure of one or more franchisees to meet its or their obligations under its or their leases could have a material adverse effect on the business, operations and financial condition of the Company.

ITEM 2.           PROPERTIES

         The Company's corporate headquarters are located in approximately 9,600 square feet of leased office space in Bel Air, Maryland. The Company considers this space for its corporate headquarters to be in good condition and adequate for its current needs.

         The Company leases the land and buildings for its various Company-owned centers. Centers leased by the Company are typically leased under "triple net" leases that require the Company to pay its share of utilities, real estate taxes, maintenance costs and insurance premiums.

         The following table shows the number of locations of the Company's Centers as of September 29, 1996, which are either open or are under lease, pending opening, sorted by state.

     STATE              CENTERS OPEN            CENTERS UNDER        TOTAL
                        & OPERATIONAL          LEASE, PENDING
                                                   OPENING
----------------------------------------------------------------------------
California                    1                       3                4
Colorado                      2                       1                3
Delaware                      2                       1                3
Georgia                       0                       1                1
Illinois                      4                       1                5
Indiana                       2                       0                2
Maryland                     17                       5               22
Michigan                      0                       1                1
North Carolina                1                       1                2
New Jersey                    8                       5               13
New York                      4                       2                6
Ohio                          3                       1                4
Pennsylvania                  2                       3                5
Texas                         2                       1                3
Virginia                      1                       1                2


TOTAL                        49                      27               76

         Of the above 49 operating centers, 17 are operated by Kiddie Academy Child Care Learning Centers, Inc. and the remaining balance of 32 are leased and operated by franchisees. All centers are leased and have terms ranging from one year to 15 years in duration. Many leases contain options to extend the original lease term for additional periods ranging from five to 10 years. Certain leases contain purchase options and rights of first refusal, in favor of the Company. Typical center leases have an initial term of 10 years with at least two, five-year renewal options and often require the tenant to pay its share of utilities, real estate taxes, maintenance costs and insurance premiums.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is involved from time to time in routine litigation arising out of the ordinary course of its business, some of which is covered by insurance. In management's opinion, none of the litigation in which the Company is currently involved is material to its financial condition or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.


                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq SmallCap Stock Market under the symbol KAII and on the Boston Stock Exchange under the symbol KAI. Warrants to purchase the Company's Common Stock are traded on the Nasdaq SmallCap Stock Market under the symbol KAIIW and on the Boston Stock Exchange under the symbol KAIW. The following tables set forth, for fiscal year 1996 (the only period during which the Company's Common Stock and warrants were publicly traded), the high and low sales prices from the Nasdaq SmallCap Stock Market for the Company's Common Stock and warrants.

                              RECENT MARKET PRICES
                                  Fiscal 1996

                                  COMMON STOCK

QUARTER          4TH                3RD                2ND                 1ST*
High             4 63/64           4 3/4              6 19/64              7
Low              4 1/4             3                  3                    5 1/4


                                    WARRANTS

QUARTER          4TH                3RD                2ND                 1ST*
High             45/64              13/16              1 7/32              1 7/8
Low              13/32              3/8                3/8                 3/4

* Comprises the period December 18, 1996 - December 31, 1996, the only period during this quarter in which the Company's Common Stock and warrants were publicly traded.

         As of December 11, 1996, there were approximately 367 holders of the Company's Common Stock and 276 holders of warrants.

Dividends

         The Company has not paid dividends on shares of Common Stock and does not anticipate declaring or paying any cash dividends on its Common Stock in the foreseeable future. Any future determination as to dividend policy will be made by the Board of Directors of the Company in its discretion and will depend on a number of factors, including the future earnings, if any, capital requirements, financial condition and business prospects of the Company and such other factors as the Board of Directors may deem relevant.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes. The financial information and percentages set forth below in Results of Operations and Liquidity and Capital Resources have been rounded to the nearest thousandth and to the nearest whole percent, respectively.

Forward-Looking Statements

         When used in this report, press releases and elsewhere by management of the Company from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include the Company's ability to identify and secure on acceptable terms suitable locations on which to construct new Company-owned or franchised centers; the Company's continued ability to compete with this segment of the market; the relatively small number of Company-owned and franchised centers currently operating which could cause poor operating results at any one center or any unsuccessful new center opening to negatively impact the Company's results to a greater result than would be the case in a larger chain; the Company's dependence on franchisees which could cause the Company's revenues from franchise fees and royalties to be adversely affected if the Company's franchisees experience business or operational difficulties; the failure of one or more franchisees to meet its or their obligations under its or their leases which could have a material, adverse effect on the business, operations and financial condition of the Company to the extent such obligations have been guaranteed by the Company; the Company's need to comply with numerous state and local governmental regulations and licensing requirements; and other risk factors that are discussed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

         The Company derives revenue from three sources: (i) weekly tuition generated at the 17 Company-owned and operated centers; (ii) fees from franchisees, including franchise licensing fees currently totaling $30,000 per new franchised center, ongoing royalties equal to 7% of each franchised center's gross revenues, and weekly administrative fees of $52 per franchised center; and
(iii) the sale of school supplies, educational toys and equipment by Kid's Craft. The Company experienced a net increase in the number of centers from 36, at the beginning of fiscal year 1996, to 49 at the end of fiscal year 1996. The Company has achieved this growth through a combination of Company-operated and franchised centers. The number of Company-owned centers increased by 10 during fiscal year 1996, and the number of franchised centers increased by 3 during fiscal year 1996. The growth of Company-owned centers during fiscal year 1996 included the acquisition of six centers from its franchisees.

         Additionally, the Company has entered into management arrangements with two of its franchisees pursuant to which the Company has agreed to operate the relevant center and receive all revenues and assume substantially all ongoing obligations. Subsequent to September 29, 1996, the Company franchised one
Company-owned center, acquired two franchised centers and took over the management of one additional franchised center. The revenues received by the Company from each franchised center under management by the Company are included in the revenues of Company-owned new centers as reflected on the Company's Consolidated Financial Statements.

         The increase in franchised centers includes the opening of 12 new centers, the sale of six franchised centers to the Company and the release of one center from the system following the Company's determination that due to changes in the community in which the center is located, it no longer met the Company's minimum site criteria. The number of franchised centers was further reduced by the two which are currently under management by the Company. Subsequent to September 29, 1996, five new franchised centers have opened (including one which was purchased from the Company), two have been acquired by the Company, one has been allowed to leave the system, and one other is under Company-management, as described above. As set forth in "Business -- Strategy," the Company's current plans are to focus on the "ramp-up" to profitable enrollment levels through Company-operated center growth and the advancement of existing franchised centers under development.

         Revenue from Company-owned centers is recognized in the period the child care services are provided. Revenue derived from franchise fees is recognized when the franchise center opens. Accordingly, the amount of the deferred franchise fee liability as shown on the Company's balance sheet is directly related to the number of centers in development. All franchise fees collected by the Company for centers in development are accounted for as a current liability until the center opens, as required by generally accepted accounting principles. The amount of the Company's deferred franchise fee liability for the fiscal period ended September 29, 1996 increased over the comparable period in 1995 as a result of an increase in the number of centers in development. Royalty income is recognized in the same period in which the related revenue is generated by each franchised center.

Revenue from administrative fees paid by franchisees for services provided by the Company is recognized when the Company provides such services. During fiscal year 1997, a change in the Company's fee structure is expected to permit $10,000 of initial fees paid by each applicant to be recognized approximately 30 days after the applicant executes a Preliminary Agreement with the Company.

         The significant growth experienced by the Company during fiscal year 1996 contributed significantly to the Company's losses. New centers typically require up to 24 months to "ramp-up" to profitable enrollment levels and of the Company's centers, five had been operated by the Company for more than 24 months. In addition, many of the centers purchased by the Company from franchisees during fiscal year 1996 had been previously poorly managed and had a negative reputation in their respective communities. As a result, many of the newly acquired centers have required a longer than average period to "ramp-up" than that experienced with new centers. Because the Company began fiscal year 1996 with very few mature Company-owned centers, the rapid expansion diluted the profitability of those centers.

         Additionally, the Company has begun to increase its corporate infrastructure in anticipation of its future expansion plans. This development has involved the incurrence of substantial one-time and continuing expenses, without the immediate realization of offsetting income. The Company's expansion also significantly affects the comparability of results of operations from period to period, in part because revenues generated by a center are generally significantly lower during the first 18 to 24 months following its opening as a result of lower initial levels of enrollment. As set forth in "Business--Strategy," the Company's current plans are to focus on the "ramp-up" to profitable enrollment levels through Company-operated center growth and the advancement of existing franchised centers under development.

Results of Operations

         The following table sets forth, for the periods indicated, selected information from the Company's Consolidated Statements of Operations (except for systemwide centers open at end of period and systemwide revenues and financial data for fiscal year 1994), expressed as a percentage of revenues from operations.




                                                Twelve Months Ended
                            September 29, 1996    September 30, 1995      September 30, 1994
                            ------------------    ------------------      ------------------
Systemwide centers open             49                    36                      20
Systemwide revenues.......  $13,963,000           $7,325,000             $4,009,000
                            -----------           ----------             ----------
Revenues from operations
   Company-owned centers..  $3,129,000     65%    $1,418,000     58%     $2,083,000      84%
   Franchising operations.  $1,399,000     29%    $  872,000     36%     $  285,000      12%
   Product sales..........  $  264,000      6%    $  160,000      6%     $  106,000       4%
                            ----------            ----------             ----------
      Total revenues......  $4,792,000    100%    $2,450,000    100%     $2,474,000     100%
                            ----------    ---     ----------    ---      ----------     ---
Operating expenses........  $6,793,000    142%    $3,002,000    123%     $2,878,000     116%
                            -----------   ---     ----------    ---      ----------     ---


Net operating (loss)......  $(2,001,000)  (42)%   $ (552,000)   (23)%    $(404,000)    (16)%
Interest income (expense).  $    39,000      1%   $ (269,000)   (11)%    $(239,000)    (10)%
Other income..............  $    56,000      1%   $   41,000       2%    $ 359,000       15%
                            -----------   ----    ----------    ----     ---------     ----
Net loss..................  $(1,906,000)  (40)%   $ (779,000)   (32)%    $(284,000)    (11)%
                            -----------   ----    ----------    ----     ---------     ----



Year Ended September 29, 1996 Compared to Year Ended September 30, 1995

         Revenues

         Systemwide revenues (tuition fees from Company-owned and franchised centers) for the fiscal year ended September 29, 1996 increased by 91%, to $13,963,000 from $7,325,000 for the fiscal year ended September 30, 1995. This increase was due to an increase in the total number of centers open to 49 at September 29, 1996, as compared to 36 open at September 30, 1995, and an increase in average enrollment levels at centers which were open during both periods.

         The Company's revenues from operations for the fiscal year ended September 29, 1996 increased by 96%, to $4,792,000 from $2,450,000 for the fiscal year ended September 30, 1995. This increase was due to an increase in revenues generated by an increase in the number of Company-owned centers, as well as an increase in the average enrollment in those centers, an increase in revenues generated by franchising activities and increased revenues generated by Kid's Craft.

         Aggregate revenues generated by Company-owned centers for the fiscal year ended September 29, 1996, which constituted 65% of revenues from operations, increased by 121%, to $3,129,000 from $1,418,000 for the fiscal year ended September 30, 1995. This increase was due to the increase in the number of Company-owned centers owned and operated during the fiscal year ended September 29, 1996 to 17 as compared to the fiscal year ended September 30, 1995 with seven Company-owned centers. Revenues from mature centers (owned and operated by Kiddie Academy for at least 24 months) showed an increase of 4% or $54,000 for this same period but consisted of fewer centers, on average, in fiscal year 1996 than in fiscal year 1995. During the year ended September 29, 1996 the Company opened three new centers, sold an existing center, purchased six centers from franchisees and entered into agreements to manage two other centers all of which have revenue accounted for in Company-owned new centers.

         Revenues from franchising activities (franchising fees, royalties and administrative fees) for the fiscal year ended September 29, 1996, which constituted 29% of revenues from operations, increased by 60%, to $1,399,000 from $872,000 for the fiscal year ended September 30, 1995. Revenues from franchise fees for the fiscal year ended September 29, 1996 increased by 36%, to $563,000 from $413,000 for the fiscal year ended September 30, 1995. Royalties for the fiscal year ended September 29, 1996 increased by 86%, to $759,000 from $408,000 for the fiscal year ended September 30, 1995. Administrative fees for the fiscal year ended September 29, 1996 increased by 48%, to $77,000 from $52,000 for the fiscal year ended September 30, 1995. The increase in revenues from franchise fees, royalties and administrative fees resulted from the increase in the number of franchised centers open during the fiscal year ended September 29, 1996 to 32 (which includes 12 new centers opened in fiscal year 1996 reduced by the six that were sold to the Company, two that are Company-managed, and one that was allowed to drop out of the system) from 29 during the fiscal year ended September 30, 1995 and the increase in enrollment levels.

         Sales revenues generated by Kid's Craft for the fiscal year ended September 29, 1996, which constituted 6% of revenues from operations, increased by 65%, to $264,000 from $160,000 for the fiscal year ended September 30, 1995, primarily as a result of sales to new franchised centers opened during this period and ongoing sales to existing franchise centers.

         Operating Expenses

         Operating expenses include the expenses associated with operating the Company-owned child care centers (including payroll and related expenses, occupancy costs, and the costs of food, supplies, utilities, advertising and insurance); expenses associated with running the Company's franchise operations (including payroll, commissions and related expenses, occupancy costs, advertising, travel and utilities); and expenses associated with the operation of Kid's Craft (including costs of products, freight, occupancy and utilities); and other general and administrative expenses.

         Aggregate operating expenses for the fiscal year ended September 29, 1996 increased by 126%, to $6,793,000 from $3,002,000 in the fiscal year ended September 30, 1995. As a percentage of operating revenues, operating expenses increased to approximately 142% for the fiscal year ended September 29, 1996 from approximately 123% for the fiscal year ended September 30, 1995. These increases were due primarily to increases in expenses associated with the Company's franchising activities and "ramp-up" expenses associated with the 10 additional centers operated by the Company during the 1996 fiscal year.

         Operating expenses relating to Company-owned centers for the fiscal year ended September 29, 1996, which constituted 63% of total operating expenses, increased by 190%, to $4,278,000 from $1,476,000 for the fiscal year ended September 30, 1995. Expenses for mature centers increased 3% or $39,000 for this same period. Expenses for new centers were high compared to revenues as a result of centers purchased from franchisees that required extensive advertising and re-furbishing. These expenses included many one time expenditures that should not be necessary again as the center reaches maturity. New centers that the Company opened experienced the normal economic "ramp-up" and are expected to reach maturity as anticipated. The increase in operating expenses for Company-owned centers and managed centers for the 1996 fiscal year as compared to the 1995 fiscal year is due to the increase in centers and the related increases in rent due to lease obligations, payroll, food costs and other costs increased in proportion to the number of centers operated. The Company expects that aggregate expenses relating to Company-owned centers will continue to increase as the number of Company-owned centers increases. However, over time, as the Company achieves and capitalizes upon economies of scale, and as newly-opened centers mature beyond their initial period of start-up expenses and low enrollment, the Company expects expenses as a percentage of revenues derived from Company-owned centers to decrease. The Company also intends to focus on improving operating results at Company-owned centers by implementing programs designed to increase revenues such as advertising and promotion, while continuing to control costs.

         Costs of goods sold by Kid's Craft for the fiscal year ended September 29, 1996, which constituted 3% of total operating expenses, increased by 80%, to $207,000 from $115,000 for the fiscal year ended September 30, 1995. This increase was primarily due to an increase in product sales and freight costs.

         General and administrative expenses, which constituted 34% of total operating expenses and which include the costs of corporate overhead, franchising operations and operating expenses for Kid's Craft, for the fiscal year ended September 29, 1996 increased by 64%, to $2,308,000 from $1,411,000 for the fiscal year ended September 30, 1995. Increases occurred in all areas of expense due to the growth in the corporate infrastructure undertaken in order to support the Company's expanded efforts in franchising and the substantial increase in the number of franchises open and under development. The Company expects that expenses related to franchising will continue to increase. However, over time, the Company expects such expenses to decrease as a percentage of franchise revenues.

         Depreciation and Amortization

         Depreciation and amortization expense consist of depreciation or amortization of certain equipment, furniture and fixtures, vehicles and leasehold improvements, and organizational costs. Depreciation and amortization expense, for the fiscal year ended September 29, 1996 decreased by $19,000 to $83,000 from $102,000 for the fiscal year ended September 30, 1995. This decrease was primarily due to depreciation expense resulting from a center that was sold in 1995, the leases of which center had been accounted for as capital leases partially offset by the purchases of equipment.

         Interest

         Interest income, net of interest expense, for the fiscal year ended September 29, 1996 was $39,000 as compared to interest expense of $269,000 for the fiscal year ended September 30, 1995. This change was attributable to the pay off of the line of credit in December 1995, overnight investments in the Company's sweep account resulting from the proceeds of the initial public offering, and the elimination of capital lease obligations.

         Other Income

         For the fiscal year ended September 29, 1996, the Company recorded other income of $56,000, and in the fiscal year ended September 30, 1995, $41,000. This increase is attributable to the sale of one Company-owned center to a franchisee and the gain on sale of asset that was realized.

         As a result of the foregoing, the Company recorded a net loss for the fiscal year ended September 29, 1996 of $1,907,000 as compared to a net loss of $779,000 for the fiscal year ended

September 30, 1995.

Year Ended September 30, 1995 Compared to Year Ended September 30, 1994

         Revenues

         Systemwide revenues for the fiscal year ended September 30, 1995 increased by $3,316,000, or 83% to $7,325,000 from $4,009,000 for the fiscal year ended September 30, 1994. This increase was due to an increase in the number of franchised centers open at the end of fiscal year 1995 to 36 as compared to 20 open at the end of fiscal year 1994 and an increase in average enrollment levels in fiscal year 1995 as compared with fiscal year 1994 at centers which were open during both fiscal years.

         The Company's revenues from operations for fiscal year 1995 decreased by $24,000, or 1%, to $2,450,000 from $2,474,000 for fiscal year 1994. This decrease was due primarily to a decrease in revenues generated by Company-owned centers which was offset, to a large extent, by an increase in revenues generated by franchising activities and increased revenues generated by Kid's Craft.

         Aggregate revenues generated by Company-owned centers for fiscal year 1995, which constituted 58% of revenues from operations, decreased by $665,000, or 32%, to $1,418,000 from $2,083,000 for fiscal year 1994. This decrease was due to the reduction in the number of Company-owned centers owned throughout the entire fiscal year 1995 to four as compared to eight throughout the entire fiscal year 1994. During the first four months of fiscal year 1995, one Company-owned center was sold and two others were converted to franchised centers (the "Center Conversions"). The decrease in revenues was offset slightly by revenues generated by three centers purchased by the Company from franchisees in the last two months of fiscal year 1995 and revenues received by the Company in consideration of its management of one franchised center, which commenced in July 1995 (the "Purchased Centers"). The net proceeds from the Center Conversions were used to fund the expansion of the Company's franchise operations. Revenues from the four Company-owned centers owned throughout all four quarters of fiscal year 1995 increased by $257,000, or 27% to $1,200,000 for fiscal year 1995 from $943,000 for fiscal year 1994. This increase was primarily due to a substantial increase in enrollment at the newest Company-owned center, which opened in May 1994.

         Revenues from franchising activities (site selection and franchising fees, royalties and administrative fees) for fiscal year 1995, which constituted 36% of revenues from operations, increased by $587,000, or 206%, to $872,000 from $285,000 for fiscal year 1994. Revenues from site selection and franchise fees for fiscal year 1995 increased by $281,000, or 213%, to $413,000 from $132,000 for fiscal year 1994. Royalties for fiscal year 1995 increased by $273,000, or 202%, to $408,000 from $135,000 for fiscal year 1994.
Administrative fees for fiscal year 1995 increased by $34,000, or 189%, to $52,000 from $18,000 for fiscal year 1994. The increase in revenues from site selection and franchise fees, royalties and administrative fees resulted from the substantial increase in the number of franchised centers open during fiscal year 1995 to 29 from 13 during fiscal year 1994.

         Sales revenues generated by Kid's Craft for fiscal year 1995, which constituted 6% of revenues from operations, increased by $54,000, or 51%, to $160,000 from $106,000 for fiscal year 1994, primarily as a result of sales to the 16 new franchised centers opened during this period.

         Operating Expenses

         Operating expenses include the expenses associated with operating the Company-owned child care centers (including payroll and related expenses, occupancy costs, and the costs of food, supplies, utilities, advertising and insurance); expenses associated with running the Company's franchise operations (including payroll, commissions and related expenses, occupancy costs, advertising, travel and utilities); and expenses associated with the operation of Kid's Craft (including costs of products, freight, occupancy and utilities); and other general and administrative expenses.

         Aggregate operating expenses for fiscal year 1995 increased by $124,000, or 4%, to $3,002,000 from $2,878,000 in fiscal year 1994. As a percentage of operating revenues, operating expenses also increased to approximately 123% for fiscal year 1995 from approximately 116% for fiscal year 1994. These increases were due primarily to increases in expenses associated with the Company's franchising activities and expenses associated with the Purchased Centers, which increases were partially offset by reductions in expenses for Company-owned centers as a result of the Center Conversions.

         Operating expenses relating to Company-owned centers for fiscal year 1995, which constituted 49% of total operating expenses, decreased by $348,000, or 19%, to $1,476,000 from $1,824,000 for fiscal year 1994. Reductions occurred in all categories of expense due to the Center Conversions. Such reductions in expenses were partially offset by increases in expenses for the four remaining centers primarily reflecting expenses related to one center which was open for the full fiscal year 1995 which had been open only for the last five months of fiscal year 1994 and an increase in expenses of $174,000 attributable to the Purchased Centers. The Company expects that aggregate expenses relating to Company-owned centers will continue to increase as the number of Company-owned centers increases. However, over time, as the Company achieves and capitalizes upon economies of scale, and as newly-opened centers mature beyond their initial period of high start-up expenses and low enrollment, the Company expects expenses as a percentage of revenues derived from Company-owned centers to decrease. The Company also intends to focus on improving operating results at Company-owned centers by implementing programs designed to increase revenues while continuing to control costs.

         General and administrative expenses, which constituted 47% of total operating expenses and which include the costs of corporate overhead, franchising operations and operating expenses for Kid's Craft, for fiscal year 1995 increased by $420,000, or 42%, to $1,411,000 from $991,000 for fiscal year
1994. Increases occurred in all areas of expense due to the growth in the corporate infrastructure undertaken in order to support the Company's expanded efforts in franchising and the substantial increase in the number of franchises open and under development. The Company expects that expenses relating to franchising will continue to increase. However, over time, the Company expects such expenses to decrease as a percentage of franchise revenues.

         Costs of goods sold by Kid's Craft for fiscal year 1995, which constituted 4% of total operating expenses, increased by $51,000, or 80%, to $115,000 from $64,000 for fiscal year 1994. This increase was primarily due to an increase in product sales and freight costs.

         Depreciation and Amortization

         Depreciation and amortization expense consist of depreciation or amortization of certain equipment, furniture and fixtures, vehicles and leasehold improvements, capitalized leases and organizational costs. Depreciation and amortization expense for fiscal year 1995 decreased by $12,000 to $102,000 from $114,000 for fiscal year 1994. This decrease was primarily due to a decrease in depreciation expense resulting from the Center Conversions, the leases of which centers had been accounted for as capital leases, partially offset by increases in depreciation expense due to the purchase of additional playground equipment, food service equipment and computer and office equipment for the corporate office.

         Interest

         Interest expense for fiscal year 1995 increased by $30,000, or 13%, to $269,000 from $239,000 for fiscal year 1994. Of these amounts, $166,000 and $234,000 for fiscal years 1995 and 1994, respectively, was attributable to interest expense associated with capitalized lease obligations, which obligations have been eliminated as a result of the release of the Company as co-borrower or guarantor under certain loan agreements secured by mortgages in connection with the refinancing of such loans in September 1995. This increase was due to an increase in interest expense resulting from a bridge financing (the "Bridge Financing") offset in part by a decline in interest expense associated with the conversion of two Company-owned centers to franchised centers as part of the Center Conversions, the leases of which centers had been categorized as capital leases. The balance of interest expense during both periods was due to borrowings on the Company's line of credit.

         Other Income

         For fiscal year 1995, the Company realized other income of $41,000, consisting primarily of consideration received from the sale of a Company-owned center as part of the Center Conversions during the first quarter of fiscal year 1995 and interest income.

         As a result of the foregoing, the Company recorded a net loss for fiscal year 1995 of $779,000 as compared to a net loss of $284,000 for fiscal year 1994.

Liquidity and Capital Resources

         During the past two fiscal years, the Company has satisfied its cash requirements from cash flow from operations, the sale of one Company-owned center, the conversion of four Company-owned centers to franchised centers, borrowing under its line of credit, advances from certain principal stockholders, and the initial public offering which amounted to approximately $4 million. The primary uses of cash have been for the pay-off of borrowings under the line of credit, purchase of supplies, financing the start-up of new Company-owned centers, the purchase of seven centers from franchisees and the repurchase of one previously Company-owned center which had been sold to a franchisee, capital expenditures, and expenditures relating to the development of the Company's franchising business, including hiring of necessary sales, real estate, legal and operations personnel, legal requirements associated with obtaining the necessary franchise registrations, production of operating manuals, purchasing the necessary office equipment and furnishings for the
Company's corporate headquarters, marketing for new franchisees (including expenses for printing, advertising and travel) and expenses related to the site selection process (including extensive travel). As set forth in "Business--Strategy," the Company's current plans are to focus on the "ramp-up" to profitable enrollment levels through Company-operated center growth and the advancement of existing franchised centers under development.

         Net cash used in operating activities for fiscal year 1996 totaled approximately $1,969,000, reflecting, primarily, the net loss of $1,907,000, which included a write off of goodwill of approximately $220,000, increases in notes receivable and franchise development costs offset by increases in accounts payable, deferred franchise fees and other liabilities. Net cash used in operating activities for fiscal year 1995 totaled approximately $542,000, reflecting, primarily, the net loss of $779,000 and decreases in other liabilities, offset by net cash provided by franchise fees over deferred franchise costs. Net cash used for investing activities for the fiscal years 1996 and 1995 totaled approximately $686,000 and $24,000, respectively, reflecting the acquisition of furniture and equipment for Company-owned centers and the corporate office. Net cash provided by financing for fiscal year 1996 totaled $3,836,000 which included approximately $4 million from the initial public offering, $66,000 from long-term borrowings offset by the pay off of the line of credit of $150,000 and payment to the shareholder for loans of $88,000. Net cash provided by financing activities for fiscal year 1995 totaled approximately $479,000, reflecting the proceeds from the Bridge Financing of approximately $400,000, borrowings of $89,000 under the Company's line of credit and $88,000 from certain principal stockholders and affiliates, offset by a reduction of $12,000 in long-term debt and net payments to affiliates of $86,000.

         The Company has available a bank line of credit which permits the Company to borrow up to $200,000, with interest at the rate of 1.5% over the bank's prime rate. The line of credit is collateralized by all inventory, equipment and accounts receivables of Kiddie Academy International, Inc. and expires on February 22, 1997. The Company also has available the ability to borrow $500,000 against a Certificate of Deposit (CD) for the same amount. The interest cost is 2% greater than the interest earnings of the CD. This line of credit expires on July 26, 1996. At September 29, 1996, there were no borrowings against either of the lines of credit.

         As of September 29, 1996, the Company's total debt obligations (exclusive of trade credit) consisted of $301,346 which included a $44,000 equipment loan, a $14,000 vehicle loan and various notes payable as a result of the purchase of franchisee centers.

         The Company believes that the remaining net proceeds of the initial public offering, available cash flow from operations and its existing bank facilities will be sufficient to satisfy its capital expenditures and debt obligations and will be sufficient to meet its working capital requirements for the ensuing fiscal year. The Company believes that, depending upon its success in opening and operating new Company-owned and franchised centers (of which there can be no assurance), its revenues will be sufficient to meet its working capital requirements associated with such plans. Additionally, the Company may choose to seek to raise additional capital in the future, but no decisions have been made in such regard. If such a plan is adopted, there can be no assurances that additional financings could be consummated at all or on terms favorable to the Company.

Effects of Inflation

         The impact of general inflation on the Company's business has been insignificant to date and the Company believes that it will continue to be insignificant for the foreseeable future.

ITEM 7.           FINANCIAL STATEMENTS

         Information required by this Item appears on pages F1 - F16.

ITEM 8.           CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item will be contained in the 1997 Proxy Statement of the Company and is incorporated herein by reference.

ITEM 10.          EXECUTIVE COMPENSATION

        Information required by this Item will be contained in the 1997 Proxy Statement of the Company and is incorporated herein by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN

                        BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this Item will be contained in the 1997 Proxy Statement of the Company and is incorporated herein by reference.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this Item will be contained in the 1997 Proxy Statement and is incorporated herein by reference.


                                    PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

        No current reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended September 29, 1996.

Exhibits

 3(a) Certificate of Incorporation, as amended.*
  (b) Certificate of Amendment of Certification of Incorporation.*
  (c) Amended and Restated By-laws.***
 4(a) Form of Public Warrant Certificate.*
  (b) Form of Warrant Agreement.*
  (c) Specimen certificate of Common Stock of the Company.*
 9    Voting Agreement.*
10(a) The  Company's  1995  Incentive  Compensation  Plan  (Second  Amended  and
      Restated).***
  (b) Employment  Agreement  between  the  Company  and George Miller.*
  (c) Amendment  to  George  Miller  Employment  Agreement.***
  (d) Employment  Agreement  between  the  Company  and  Michael J.  Miller.*
  (e) Amendment  to Michael J.  Miller  Employment  Agreement.***
  (f) Employment Agreement  between  the Company and Angelo D.  Bizzarro.**
  (g) Guaranty of certain leases by the Company in favor of The Sparks State Bank.*
  (h) Form of Preliminary Agreement (1996 Revision).***
  (i) Form of Franchise Agreement (1996 Revision).***
  (j) Form of Mutual General Release Agreement (1996 Revision).***
  (k) Form of  Collateral  Assignment  of  Lease  (1996 Revision).***
  (l) Lease Agreement among Penguin Properties Corporation ("PPC"), as lessor, and Kiddie Academy Child Care Learning Centers, Inc. ("Kiddie Centers"), Kiddie Academy Franchising Systems, Inc. ("Kiddie Franchising") and Kid's Craft, Inc. ("Kid's Craft"), as lessees for property located at 108 Wheel Road, Bel Air, Maryland (the "Office Lease") dated September 25, 1995.*
  (m) Amendment to Office Lease,  dated October 24, 1995.*
  (n) Second Amendment to Office Lease, dated October 18, 1996.***

  (o) Lease Agreement, dated September 25, 1995, between PPC, as lessor, and Kiddie Centers, as lessee, for the property located at 2235 Old Emmorton Road, Bel Air, Maryland, as amended (the "Old Emmorton Road Lease").*
  (p) Amendment to Old Emmorton Road Lease, dated October 24, 1995.*
  (q) Lease Agreement, dated October 2, 1995, between PPC, as lessor, and Kiddie Centers, as lessee, for the property located at 3609 Milford Mill Road, Baltimore, Maryland.***
  (r) Lease Agreement, dated September 30, 1994 (the "Kent Island Lease"), between PPC, as lessor, and TAG, Incorporated ("TAG"), as lessee, for the property located at Route 18, Village of Benton's Crossing, Stevensville, Maryland.***
  (s) Assignment of Lease dated November 4, 1996 between TAG, as assignor, and Kiddie Centers, as assignee, respecting the Kent Island Lease.***
  (t) Line of Credit Agreement between the Company and Sparks State Bank, dated February 22, 1996.***
  (u) Line of Credit Agreement between the Company and Sparks State Bank dated July 26, 1996.***
  (v) Letter, dated September 27, 1995 by PPC to the Company, Kiddie Centers, Kiddie Franchising, Kid's Craft with respect to (i) the Office Lease,
      (ii) the Old Emmorton Road Lease, (iii) the Lease Agreement, dated August 25, 1986, between Kiddie Centers and PPC and (iv) the Lease Agreement, dated February 15, 1988, between Kiddie Centers and PPC.*
  (w) Line of Credit Agreement between the Company and Harford National Bank.*
21.     List of Subsidiaries of the Company*
27.     Financial Data Schedule.***



* Incorporated by reference to the Company's Registration Statement on Form SB-2 (Commission File No.: 33-97282).

** Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on October 21, 1996.

***     Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1933, the Registrant, Kiddie Academy International, Inc., has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 30, 1996.

                                           KIDDIE ACADEMY INTERNATIONAL, INC.


                                           By: /s/  George Miller
                                              ---------------------------------
                                               George Miller, Chairman of the
                                               Board and Chief Executive Officer


                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints George Miller and Michael J. Miller, or any one of them acting singly, his true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, or any of them, to sign for the undersigned and in his name, in the capacity indicated opposite his name, this Report of Kiddie Academy International, Inc. on Form 10-KSB (and any pre-effective or post-effective amendment or supplement to such Report) to be filed under the Securities Act of 1933, with the Securities and Exchange Commission.

         Pursuant to the requirements of the Securities Act of 1933, this Report has been signed by the following persons in the capacities and on the dates indicated.

         The signing persons include a majority of the Registrant's Board of Directors.

Name                               Capacity                         Date
----                               --------                         ----
/s/ George Miller        Chairman of the Board, Chief          December 30, 1996
---------------------    Executive Officer (Principal
George Miller            Executive Officer), and Director


/s/ Michael J. Miller    President and Director                December 30, 1996
---------------------
Michael J. Miller


/s/ Guy A. Matta         Chief Financial Officer (Principal    December 30, 1996
---------------------    Financial and Accounting Officer)
Guy A. Matta

                                                               December 30, 1996
/s/ Carl J. Meil, Jr.    Director
---------------------
Carl J. Meil, Jr.


/s/ Angelo D. Bizzarro   Director                              December 30, 1996
----------------------
Angelo D. Bizzarro


/s/ James A. Mitarotonda Director                              December 30, 1996
------------------------
James A. Mitarotonda


/s/ Julian R. Siegel     Director                              December 30, 1996
--------------------
Julian R. Siegel

                       KIDDIE ACADEMY INTERNATIONAL, INC.

                               TABLE OF CONTENTS

                                                                                        Page
INDEPENDENT AUDITORS' REPORT .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of September 29, 1996 and September 30, 1995. . . . . .  F-3
Consolidated Statements of Operations for the Years Ended September 29, 1996
         and September 30, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
         September 29, 1996 and September 30, 1995. . . . . . . . . . . . . . . . . . . F-5
Consolidated Statements of Cash Flows for the Years Ended September 29, 1996
         and September 30, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-6
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . F-7

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Kiddie Academy International, Inc.

We have audited the accompanying consolidated balance sheets of Kiddie Academy International, Inc. and its subsidiaries (the Company) as of September 29, 1996 and September 30, 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 1996 and September 30, 1995, and the results of its operations and its cash flows for each of the two years in the period ended September 29, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Baltimore, Maryland
November 15, 1996

                                        KIDDIE ACADEMY INTERNATIONAL, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                      ASSETS

                                                                           September 29,            September 30,
                                                                               1996                     1995
                                                                           -------------            -------------
Current assets:
                    Cash and cash equivalents                                      $1,232,098                  $51,527
                    Accounts receivable                                               127,972                   75,640
                    Prepaid expenses                                                   60,024                    5,065
                    Inventories                                                        90,347                    6,498
                    Notes receivable, current                                          15,361                   21,454
                    Franchise development costs                                       699,527                  554,106
                    Deferred offering costs                                              ---                   485,837
                                                                           ------------------           --------------
                                  Total current assets                              2,225,329                1,200,127
                                                                                 ------------            -------------
Property and equipment                                                              1,057,066                  331,211
Accumulated depreciation                                                             (300,086)                (234,545)
                                                                               -------------             ------------
                                  Net property and equipment                          756,980                   96,666
                                                                                -------------            -------------
Notes receivable, long-term                                                           136,635                   85,115
Goodwill                                                                              116,910                      ---
Deposits                                                                              105,437                   16,227
                                                                                -------------           --------------
                                  Total assets                                     $3,341,291               $1,398,135
                                                                                  ===========              ===========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
                  Notes payable                                                           ---                 $549,861
                  Accounts payable and accrued expenses                          $    787,654                  889,440
                  Deferred franchise license fees                                   1,125,002                1,065,371
                  Current portion of long-term debt                                   111,114                      291
                  Current portion of deferred rent credits                             93,992                   93,993
                                                                               --------------           --------------
                                    Total current liabilities                       2,117,762                2,598,956
Long-term debt                                                                        190,312                      ---
Stockholder notes                                                                         ---                   87,722
Deferred rent payments                                                                159,005                    3,338
Deferred rent credits                                                                 281,976                  375,968
                                                                               --------------            -------------
                                   Total liabilities                                2,749,055                3,065,984
                                                                                -------------             ------------
Commitments and contingencies
  Stockholders' equity (deficit):
                   Preferred stock, par value $0.01 per share: authorized
                      1,000,000 shares; no shares issued and outstanding                  ---                      ---
                  Common stock, par value $0.01 per share: authorized
                       10,000,000 shares; issued and outstanding shares
                       2,025,000 in 1996; 925,000 in 1995.                             20,250                    9,250
                  Additional paid-in capital                                        4,260,280                  214,505
                  Accumulated deficit                                              (3,688,294)              (1,781,604)
                  Deferred compensation                                                ---                    (110,000)
                                                                                -------------           ---------------
                            Total stockholders' equity (deficit)                      592,236               (1,667,849)
                                                                                -------------           ---------------
                            Total liabilities and stockholders'
                              equity (deficit)                                     $3,341,291               $1,398,135
                                                                                =============           ==============

                See notes to consolidated financial statements.

                       KIDDIE ACADEMY INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEARS ENDED
                                                                  SEPTEMBER 29,                 SEPTEMBER 30,
                                                                       1996                           1995
                                                                 ----------------               --------------
REVENUES:
          Company-owned mature centers                               $1,397,502                    $1,343,224
          Company-owned new centers                                   1,731,018                        75,114
          Franchise license fees                                        563,329                       412,979
          Franchise royalties                                           758,403                       407,719
          Product sales                                                 264,442                       159,856
          Administrative fees                                            77,004                        51,520
                                                                   ------------              ----------------
                          Total revenue                               4,791,698                     2,450,412
OPERATING EXPENSES:
          Company-owned mature centers                                1,340,386                     1,301,662
          Company-owned new centers                                   2,938,072                       174,507
          Cost of product sales                                         206,835                       115,174
          General and administrative                                  2,307,745                     1,410,956
                                                                   ------------               ---------------
                          Total operating expenses                    6,793,038                     3,002,299
                                                                   ------------               ---------------
                           Loss from operations                      (2,001,340)                     (551,887)
INTEREST INCOME (EXPENSE)                                                38,996                     (269,020)
OTHER INCOME (EXPENSE), net                                              55,654                        41,460

NET LOSS                                                            ($1,906,690)                    ($779,447)
                                                                   ============            ==================
NET LOSS PER COMMON SHARE                                                ($1.06)                       ($0.81)
                                                                   ============             =================
WEIGHTED AVERAGE SHARES
OUTSTANDING                                                           1,795,833                       964,700
                                                                   ============           ===================

                See notes to consolidated financial statements.

                       KIDDIE ACADEMY INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                            Common Stock      Additional                                        Total
                                      ----------------------    Paid-in      Accumulated      Deferred       Stockholders'
                                          Shares      Amount    Capital        Deficit      Compensation    Equity (Deficit)
                                      ----------  ----------  -----------  --------------  --------------  -----------------
Balance at
   October 1, 1994                       925,000      $9,250      $74,505    $(1,002,157)                     $(918,402)
   Warrants issued                           ---         ---       30,000             ---                        30,000
    Deferred compensation on
      stock options                          ---         ---      110,000             ---     $(110,000)
    Net loss                                                                    (779,447)                      (779,447)
                                      ----------  ----------  -----------  --------------  -------------  --------------
Balance at
   September 30, 1995                    925,000       9,250      214,505     (1,781,604)      (110,000)     (1,667,849)
   Initial public offering             1,100,000      11,000    4,061,782             ---            ---       4,072,782
   Deferred rent credits                     ---         ---       93,993             ---            ---          93,993
   Deferred compensation on                  ---         ---                          ---
        stock options                                           (110,000)                        110,000             ---
   Net loss                                                                   (1,906,690)                    (1,906,690)
                                      ----------  ----------  -----------  --------------  -------------  --------------
Balance at
    September 29, 1996                 2,025,000     $20,250   $4,260,280    $(3,688,294)            ---        $592,236
                                      ==========  ==========  ===========  ==============  =============  ==============


                See notes to consolidated financial statements.

                       KIDDIE ACADEMY INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEARS ENDED
                                                                         SEPTEMBER 29,                  SEPTEMBER 30,
                                                                               1996                          1995
                                                                     ---------------------          -------------------
Cash flows from operating activities:
   Net loss                                                                 ($1,906,690)                    ($779,447)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Write-off of goodwill                                                       220,214                           ---
      Depreciation and amortization                                               82,784                       102,377
      (Gain) loss on sale of assets                                             (52,065)                        32,304
     Amortization of debt issuance costs                                          26,667                        83,333
     Changes in assets and liabilities:
        Accounts receivable                                                     (52,332)                      (24,334)
        Inventories                                                             (83,849)                         2,732
        Notes receivable                                                          14,573                        48,112
        Franchise development costs                                            (145,421)                     (230,840)
        Other assets                                                           (261,079)                         5,592
        Accounts payable and accrued expenses                                   (21,119)                        79,333
        Deferred franchise license fees                                           59,631                       277,691
        Other liabilities                                                        149,392                     (138,364)
                                                                             -----------                  ------------
        Net cash used in operating activities                                (1,969,294)                     (541,511)
                                                                             -----------                  ------------
Cash flow from investing activities:
   Acquisition of property and equipment                                       (725,855)                      (31,906)
   Proceeds from disposal of property and equipment                               40,000                         7,975

            Net cash used in investing activities                              (685,855)                      (23,931)
                                                                             -----------                  ------------
Cash flows from financing activities:
   Borrowings from (payments on) notes payable                                 (549,861)                       489,361
   Borrowings from (payments to) shareholders                                   (87,722)                        87,722
   Net proceeds from IPO                                                       4,407,391                           ---
   Payments of loans from affiliates, net                                            ---                      (86,054)
   Borrowings (payments) of long-term debt                                        65,912                      (11,909)
                                                                              ----------                  ------------
         Net cash provided by financing activities                             3,835,720                       479,120
                                                                              ----------                  ------------
         Net increase (decrease) in cash                                       1,180,571                      (86,322)


Cash, beginning of year

                                                                                  51,527                       137,849
                                                                              ----------                     ---------

Cash, end of year                                                             $1,232,098                       $51,527
                                                                              ==========                     =========

                See notes to consolidated financial statements.

                       KIDDIE ACADEMY INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SEPTEMBER 29, 1996 AND SEPTEMBER 30, 1995


1.       Summary of Significant Accounting Policies

         (a)      Description of Business
         Kiddie Academy International, Inc., a Delaware Corporation (the "Parent Company") (together with its subsidiaries, the "Company" or "Kiddie Academy") operates and franchises education-based child care centers for children from six weeks to 12 years of age under the name Kiddie Academy Child Care Learning Centers, Inc. ("Kiddie Centers"), a wholly-owned subsidiary of the Parent Company which was incorporated in Maryland in 1981 and operates the Company-owned centers; Kiddie Academy Franchising Systems, Inc. ("Kiddie Franchising"), formerly known as Kiddie Academy International, Inc. and a wholly-owned subsidiary of Kiddie Centers, which was incorporated in Maryland in 1992 and operates the Company's franchise business; and Kid's Craft, Inc. ("Kid's Craft"), a wholly-owned subsidiary of the Parent Company, which was incorporated in Maryland in 1989 and operates the Company's school supply distribution business.

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

         The Company experienced a net increase in the number of centers from 36, at the beginning of fiscal year 1996, to 49 at the end of fiscal year 1996 operating in 15 states. The Company has achieved this growth through a combination of Company-operated and franchised centers. The number of Company-owned centers increased by ten during fiscal year 1996, and the number of franchised centers increased by 3 during fiscal year 1996. The growth of Company-owned centers during fiscal year 1996 included the acquisition of six centers from its franchisees.

         (b)      Principles of Consolidation
         The consolidated financial statements include the results of operations of the Parent Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

         (c)      Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (d)      Inventories
         Inventories, consisting of educational materials, are stated at the lower of first-in, first-out cost or market.

         (e)      Franchise development costs
         Direct costs relating to franchise sales for which franchise revenue has not been recognized are deferred until the related revenue is recognized.

         (f)      Property and Equipment
         Property and equipment are stated at cost, less accumulated depreciation. Property acquired under capital leases is stated at the lower of the present value of future minimum lease payments or fair value at the inception of the lease, less accumulated amortization.

         Depreciation, including amortization of assets covered by capital leases, is provided on both the straight-line and accelerated methods over the estimated useful lives of the assets as follows:

             Equipment. . . . . . . . . . . . . . . . . . . . . . 5-10 years
             Furniture and fixtures. . . . . . . . . . . . . . .   5 years
             Vehicles. . . . . . . . . . . . . . . . . . . . . . . 3 years

         Amortization of leasehold improvements and items under capital leases is provided over their useful lives or the remaining lease term, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred. As discussed in Note 5 in 1995, the Company executed new lease agreements to replace the capital leases.

         (g)      Revenue Recognition
         Revenue from Company-owned centers is recognized in the period the child care services are provided. Revenue derived from initial franchise fees is recognized when the franchise centers open. Royalties are recognized in the same period related franchise center revenue is generated. Revenue from other services provided to franchisees, such as accounting, is recognized when the service is provided. Certain states require the Company to place funds received from potential franchisees in escrow until certain performance milestones are achieved. At September 29, 1996 funds held in escrow amounted to approximately $60,000.

         Revenue on product sales is recognized at the time of shipment.

         Deferred franchise license fees represent amounts received by the Company from prospective franchisees which will be recorded as revenue when the centers open.

         (h)      Taxes
         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         (i)      Net Earnings (Loss) Per Common Share
         Net earnings (loss) per common share is determined by dividing the net earnings (loss) by the weighted average number of common and common share equivalents outstanding. Weighted average shares used in computing net loss per common share for 1996 consist solely of 1,795,833 shares of common stock issued as the effect of the warrants would be antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock options and warrants granted during the 12-month period prior to the expected date of the initial filing of the Registration Statement, with exercise prices below the initial public offering price, have been included in the calculation of the 1995 common share equivalents, using the treasury stock method, as if they were outstanding for the entire year. Weighted average shares used in computing net income (loss) per common share for 1995 consist of 925,000 shares of common stock issued in connection with the reorganization of the Company and 39,700 common stock equivalents (representing employee options and warrants issued in connection with the Bridge Units (see Note 4).

         (j)      Common Stock
         On October 24, 1995, the Company effected a reverse stock split (.77273 to 1) reducing the outstanding shares to 850,000. On November 21, 1995, the Company effected a stock split (1.088236 to 1) increasing the outstanding shares to 925,000. The accompanying 1995 financial statements and all common stock and per share data included in the accompanying financial statements and notes thereto have been restated to reflect the reorganization of entities under common control in a manner similar to a pooling of interests and to give retroactive effect to the reverse stock split and stock split.

         As of September 29, 1996, 1,446,491 shares of common stock are reserved for issuance in connection with outstanding offering purchase warrants and bridge warrants and the Incentive Compensation Plan.

         (k)      Initial Public Offering
         In December 1995 the Company completed an initial public offering (the "Offering") of 1,100,000 shares of common stock and 1,100,000 common stock purchase warrants. The warrants allow the holders to purchase 1,100,000 shares of common stock at $7.46 per share.

         In February 1996, the underwriter exercised its option to purchase 165,000 warrants at an option price of $.10 per share. Each warrant allows the holder to purchase one share of common stock at $7.46 per share. As of September 29, 1996, there were no warrants exercised. These warrants expire in February, 2000.

         At September 30, 1995, in connection with the Offering, the Company had incurred and deferred offering costs approximating $486,000. The total offering costs incurred approximated $740,000 and were deducted from the net proceeds recorded of approximately $4,812,000.

         (l)      Acquisition and Goodwill
         The Company acquired six centers from franchisees during the 1996 fiscal year for $250,000 in cash and the issuance of notes payable of $305,000. The purchase price was allocated to the net assets acquired (equipment - $147,000 and deposits - $47,000) and the excess of the purchase price over the fair value of net assets acquired ($361,000) has been recorded as goodwill. Goodwill is amortized on a straight-line basis over a 7 - 10 year period.

         Based on an evaluation of estimated future cash flows of these centers by the Company at September 29, 1996, it was determined that goodwill of approximately $220,000 was impaired and it was written off.

         (m)      Fiscal Year-end
         During fiscal year 1996, the Company changed its fiscal year to be a fiscal year which covers the 52 or 53 week period which ends the Sunday nearest to September 30.

         (n)      Fair Value of Financial Instruments
         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and cash equivalents - The carrying amounts reported in the balance sheets for cash approximates fair value.

         Accounts Receivable and Accounts Payable - The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate fair value.

         Notes Receivable - The carrying amounts reported in the balance sheets for the current and long-term portions of notes receivable approximate fair value as the interest rates are comparable to current rates.

         Long-term Debt - The carrying amounts reported in the balance sheets for the current and long-term portions of long-term debt approximate fair value as the notes were executed in the current year and were done so at current rates for any agreement with an original maturity greater than 12 months.

2.       Notes Receivable
         Notes receivable at September 29, 1996 and September 30, 1995 consist of installment notes due from franchisees as follows:

                                                                                September 29,       September 30,
                                                                                    1996                1995
                                                                                -------------       -------------
Collateralized notes receivable in monthly installments of $1,868,
     including interest at 8% to 10% through February 2006                         $146,983           $101,069
Collateralized note receivable due December 1996 including interest at 12%            5,013              5,500
                                                                                   --------           --------
Total notes receivable                                                              151,996            106,569
Current portion                                                                      15,361             21,454
                                                                                   --------           --------
Long-term portion                                                                  $136,635           $ 85,115
                                                                                   ========           ========

3.       Property and Equipment
         Property and equipment at September 29, 1996 and September 30, 1995 consist of:

                                                    September 29,   September 30,
                                                         1996           1995
                                                    -------------   -------------
Equipment                                             $ 797,326       $173,370
Furniture and fixtures                                   69,635         36,286
Vehicles                                                 16,648            ---
Leasehold Improvements                                  173,457        121,555
                                                     -----------      ---------
                                                      1,057,066        331,211
   Less accumulated depreciation and amortization      (300,086)      (234,545)
                                                     -----------      ---------
                                                       $756,980        $96,666
                                                     ===========      =========

4.       Indebtedness
         (a) Notes Payable
         The Company has available a bank line of credit which permits the Company to borrow up to $200,000 at 1.5% over the Bank's prime rate. Borrowings under the agreement are collateralized by inventory, equipment and accounts receivable. The line of credit expires on February 22, 1997. At September 30, 1995, $149,861 was outstanding on a previous line of credit that expired on June 30, 1996. The Company also has available a $500,000 line of credit secured by a $500,000 Certificate of Deposit (CD) which permits the Company to borrow at 2% above the CD rate of 4.95%. The line expires on July 26, 1997. At September 29, 1996, there were no borrowings on either lines of credit.

         (b) Long-Term Debt
         Long-term debt at September 29, 1996 and September 30, 1995 consists of the following:

                                                                               September 29,    September 30,
                                                                                   1996              1995
                                                                               -------------    -------------
Equipment loan, bearing interest at 7.5% per annum, maturing in 1995            $     ---           $  291
Equipment loans bearing interest at 1.5% above prime, and 8.5% maturing in February 1999 and May 1999, respectively, collateralized by equipment
     and a vehicle                                                                 58,492              ---
Various notes payables, bearing interest at 0% to 8%, maturing at various
     dates through 2002, issued in connection with the purchase of centers        242,934              ---
Less current maturities of long-term debt                                        (111,114)            (291)
                                                                                 ---------       ----------

Long-term debt                                                                    $190,312       $      ---
                                                                                  ========       ===========

         (c)      Bridge Loan
         On August 8, 1995, the Company sold four units (the "Bridge Units") each consisting of a Bridge Note for $100,000 and a Bridge Warrant to purchase 21,023 shares of common stock. The net proceeds received by the Company from the sale of the Bridge Units were approximately $320,000 and were used to fund expenses of the Company in connection with the Offering, for working capital requirements and for other corporate purposes prior to the Offering. The Bridge Notes bore interest at a rate of 10% per annum and were paid off with the proceeds of the Offering. The Bridge Warrants entitle the holders thereof to purchase, in the aggregate, up to 84,091 shares of common stock at an exercise price of $3.38 per share. The Bridge Warrants may be exercised at any time and expire on August 8, 2000. Debt issuance costs associated with the bridge loan were being amortized over the period the Bridge Notes were outstanding. Through September 30, 1995, the Company amortized $30,000 relating to the estimated value ascribed to the Bridge Warrants by the Company and $53,000 relating to costs associated with the sale of the Bridge Units. For the year ended September 29, 1996, the Company amortized the remaining $27,000 relating to costs associated with the sale of the Bridge Units.

5.       Capital Leases and Commitments
         (a)      Capital Leases
         During 1993, the Company leased three child care centers and its corporate headquarters from Penguin Properties Corporation ("PPC"), an entity owned by certain officers, directors and shareholders of the Company. The Company also guaranteed the debt of PPC relating to these buildings. The initial terms of the respective leases were for five years with a series of renewal options. Because of the debt guarantee, the lease term was considered to include all renewals during which the debt guarantee was expected to be in effect. As a result, the leases were capital leases for financial reporting purposes.

         During September 1995, the Company entered into new lease agreements for the remaining capital leases with PPC and PPC refinanced its existing debt on all of these buildings. As a result of the refinancing discussed above, the debt was no longer guaranteed by the Company and capitalized lease obligations and related accrued interest were removed from the balance sheet. The resulting gain has been deferred and will be amortized to additional paid-in capital over the term of the new lease. The new lease agreements with PPC have an initial term of five years and contain renewal options.

         (b)      Operating Leases
         The Company leases certain facilities in connection with its Company-owned centers as well as its corporate headquarters. The negotiated leases contain rental abatements and scheduled payment increases which are amortized on a straight-line basis over the terms of the leases.

         Future minimum rentals under non-cancelable operating leases, including the leases with PPC, are as follows:


                     Year Ending September
                     1997                     $1,578,000
                     1998                      1,592,000
                     1999                      1,631,000
                     2000                      1,650,000
                     2001                      1,224,000
                     Thereafter                5,579,000

         Rent expense for the years ended September 29, 1996 and September 30, 1995 was $1,257,000 and $414,000, respectively.

         (c)      Commitments and Contingencies
         In September 1995, the Company entered into three-year employment agreements with each of George Miller and Michael J. Miller. The agreements provide for a minimum salary level as well as bonuses based on a percentage of pre-tax profits.

         Also, in September 1995 the Company entered into a two-year employment agreement with a chief operating officer who subsequently resigned his position in January 1996. In connection with the agreement, the Company had agreed to grant an option to purchase 40,000 shares of the Company's common stock at a price below par value. At September 30, 1995, $110,000 of compensation costs related to the option grant was deferred and to be amortized. As a result of the resignation, the options expired and the deferred compensation amount was reversed.

         In October 1996, the Company entered into a three-year agreement with a new chief executive officer. The agreement calls for a minimum salary level, a bonus based on a percentage of pre-tax profits and various stock options, including 75,000 non-qualified stock options (at an exercise price of $3.64) and 25,000 incentive stock options (at an exercise price equal to the per share fair market value on the date he commences employment). The new Chief Executive
Officer will further be entitled to an additional 100,000 incentive stock options if the stockholders of the

Company approve a proposed increase in the number of shares available under the Company's 1995 Incentive Compensation Plan (see Note 9). Also in October 1996 the agreements with the Millers were extended to expire in approximately February 2000.

         In many instances, the Company has guaranteed some or all of a franchisee's obligations under the lease for the franchisee's child care center. In addition, the Company has entered into a management agreements with two of its franchisees, pursuant to which the Company has agreed to operate the center and assume certain long-term commitments.

         The Company is subject to complaints and claims arising in the ordinary course of business, including its business as a franchisor. The Company believes that none of the current claims or complaints are material to the Company's consolidated financial position.

6.       Income Taxes

         Due to the Company's operating losses, a provision for income taxes has not been necessary.

         The components of the net deferred tax assets as of September 29, 1996 and September 30, 1995 are as follows:


                                                    1996              1995
                                                -----------       ----------
Deferred tax assets:
     Financial statement accruals, net          $    44,000         $ 12,000
     Deferred franchisee fee, net of costs          170,000          185,000
     Differences in bases of assets                  88,000              ---
     Net operating loss carryforwards               966,000          309,000
     Valuation allowance                         (1,257,000)        (506,000)
                                                -----------      -----------
                                                     11,000              ---
Deferred tax liabilities:
     Depreciation                                   (11,000)             ---
                                                -----------      -----------
Net deferred tax asset                            $     ---         $    ---
                                                ===========      ===========

The corporate reorganization and offering, as discussed in Note 1, will result in an annual limitation of the Company's utilization of its net operating losses. There is no assurance that the Company will generate future taxable income sufficient to allow for such utilization. Accordingly, the Company has fully reserved all tax assets.

         At September 29, 1996, NOL carryforwards of approximately $2,415,000 were available to reduce future taxable income. The NOL carryforwards expire in varying amounts from 2007 to 2011.

7.       Supplementary Cash Flow Information
         For the years ended September 29, 1996 and September 30, 1995, certain supplementary cash flow information follows:

                                                                         Years Ended
                                                               September 29,        September 30,
                                                                   1996                 1995
                                                                   ----                 ----
Cash paid for interest                                          $   54,000          $    220,892
Non-cash financing activities:
     -- reduction of capital lease obligation (see Note 5)             ---             1,013,298
     -- deferred offering costs included in accounts
         payable                                                    75,000               460,000
Notes payable issued on acquisition of centers                     305,000
Non-cash investing activities, note received on sale of
   fixed assets                                                     60,000                   ---

8.       Related Party Transactions
         From time to time from 1991 to 1995, PPC advanced certain amounts to Kiddie Centers and Kiddie Centers advanced certain amounts to PPC. In addition, the stockholders advanced certain amounts to Kiddie Centers and Kiddie Centers advanced certain amounts to its principal stockholders. These did not bear interest. As of September 30, 1995, Kiddie Centers wrote off the remaining balance of its loans of $39,630 to the principal stockholders which was in excess of its payable to PPC. As a result, there was no net balance in affiliate loans at September 30, 1995.

         From January 1995 through September 1995, Kiddie Centers borrowed an aggregate of $63,895 from George Miller, Chief Executive Officer and a stockholder of the Company, and an aggregate of $21,700 from Michael J. Miller, President and a stockholder of the Company, to fund certain of the Company's working capital needs and expenses related to the bridge financing (see Note 4). Each of these loans bears interest at the rate of 8% per annum. As of September 30, 1995, $87,772 in principal plus accrued interest remained outstanding under these loans. A portion of the proceeds of the Offering (see Note 1) was used to repay these loans.

         The Company also leases certain property from PPC. Such leases were accounted for as capital leases until September 1995 (see Note 5).

9.       Incentive Compensation Plan
         The Company has established a 1995 Incentive Compensation Plan (the "Plan") which is designed to provide additional incentives for officers and other key employees of the Company to promote the success of the business and to enhance the Company's ability to attract and retain the services of qualified persons. The Plan will be administered by the Board of Directors or by a compensation committee of the Board of Directors (the "Committee") which will be authorized to grant to key employees (including officers) restricted stock, incentive stock options and non-qualified stock options. A maximum of 100,000 shares of common stock was reserved for issuance under the Plan. The Board of Directors has approved an increase in the number of shares reserved for issuance under the plan to 300,000, which increase is subject to the approval of the Company's stockholders. The Plan will expire on, and no awards may be granted thereunder after, the tenth anniversary of the adoption of the Plan, subject to the right of the Board of Directors to terminate the Plan at any time prior thereto. The Board of Directors may amend the Plan at any time, except no such amendment may impair the rights of recipients of previous grants without such grantees' consent. At September 29, 1996 no options have been granted under the Plan.