Form 10QSB
period 1997-01-19
KIDDIE ACADEMY INTERNATIONAL INC
filed 1997-03-05
CIK 1001320

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended January 19, 1997

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         The number of shares outstanding of common stock, as of January 19, 1997: 2,025,000 shares of common stock.
                ----------------------------------

         Transitional Small Business Disclosure Format (check one):
                           Yes         ;     No        X

KIDDIE ACADEMY INTERNATIONAL, INC.

Index

                                                                   Page

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements:

   Unaudited Consolidated Balance Sheets                              1

   Unaudited  Consolidated Statement of Operations                    2

   Unaudited Consolidated Statements of Cash Flows                    3

   Notes to Unaudited Consolidated  Financial Statements            4-5

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations        6-13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                           14

Item 2.  Changes in Securities                                       14

Item 3.  Defaults Upon Senior Securities                             14

Item 4.  Submission of Matters                                       14

Item 5.  Other Information                                           14

Item 6.  Exhibits and Reports on Form 8-K                            14

         Exhibit 27 Financial Data Schedule

Signature                                                            15

Part 1.  FINANCIAL INFORMATION
Item 1. Financial Statements

KIDDIE ACADEMY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS                                                                    January 19,                September 29,
                                                                             1997                         1996
                                                                        -------------               --------------
Current assets:
           Cash and cash equivalents                                         $639,079                   $1,232,098
           Accounts receivable                                                128,434                      127,972
           Prepaid expenses                                                   205,016                       60,024
           Inventories                                                         82,092                       90,347
           Notes receivable, current                                           35,113                       15,361
           Franchise development costs                                        779,025                      699,527
                                                                     -----------------           ------------------
                        Total current assets                                1,868,759                    2,225,329
                                                                     -----------------           ------------------

Property and equipment                                                      1,023,742                    1,057,066
Accumulated depreciation                                                    (342,485)                    (300,086)
                                                                     -----------------           ------------------
                        Net property and equipment                            681,257                      756,980
                                                                     -----------------           ------------------

Notes receivable, long-term                                                   148,161                      136,635
Goodwill                                                                      150,122                      116,910
Deposits                                                                       96,401                      105,437
                                                                     -----------------           ------------------
                        Total assets                                       $2,944,700                   $3,341,291
                                                                     =================           ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
           Accounts payable and accrued expenses                             $846,395                     $787,654
           Deferred franchise license fees                                  1,127,502                    1,125,002
           Current portion of long-term debt                                   52,042                      111,114
           Current portion of deferred rent credits                            93,992                       93,992
                                                                     -----------------           ------------------
                        Total current liabilities                           2,119,931                    2,117,762
                                                                     -----------------           ------------------

Long-term debt                                                                 92,436                      190,312
Deferred rent payments                                                        220,643                      159,005
Deferred rent credits                                                         253,055                      281,976
                                                                     -----------------           ------------------
                        Total liabilities                                   2,686,065                    2,749,055
                                                                     -----------------           ------------------
Stockholders' equity
           Preferred stock, par value $0.01 per share: authorized
            1,000,000 shares; no shares issued and outstanding                     --                           --
           Common stock, par value $0.01 per share: authorized
            10,000,000 shares; issued and outstanding 2,025,000                20,250                       20,250
           Additional paid-in capital                                       4,289,201                    4,260,280
           Accumulated deficit                                            (4,050,816)                  (3,688,294)
                                                                     -----------------           ------------------
                        Total stockholders' equity                            258,635                      592,236
                                                                     =================           ==================
                        Total liabilities and stockholders' equity         $2,944,700                   $3,341,291
                                                                     =================           ==================

See notes to consolidated financial statements (unaudited).

KIDDIE ACADEMY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
QUARTERS ENDED JANUARY 19, 1997 AND DECEMBER 31, 1995

                                                                          January 19,                December 31,
                                                                             1997                        1995
                                                                     -------------------        --------------------
REVENUES:
           Company-owned mature centers                                        $542,795                    $367,188
           Company-owned new centers                                          1,020,286                     131,146
           Franchise license fees                                               125,000                     134,363
           Franchise royalties                                                  323,867                     153,981
           Product sales                                                        235,395                      45,731
           Administrative fees                                                   26,104                      18,500
                                                                     -------------------        --------------------
                        Total revenue                                         2,273,447                     850,909

OPERATING EXPENSES:
           Company-owned mature centers                                         477,659                     368,655
           Company-owned new centers                                          1,471,511                     255,894
           Cost of product sales                                                171,037                      27,571
           General and administrative                                           665,723                     453,461
                                                                     -------------------        --------------------
                        Total operating expenses                              2,785,930                   1,105,581
                                                                     -------------------        --------------------

                        Loss from operations                                  (512,483)                   (254,672)

INTEREST INCOME (EXPENSE)                                                         8,032                    (35,246)

OTHER INCOME, net                                                               141,929                       1,795

                                                                     -------------------        --------------------
NET LOSS                                                                     ($362,522)                  ($288,123)
                                                                     ===================        ====================

NET LOSS PER COMMON SHARE                                                       ($0.18)                     ($0.25)
                                                                     ===================        ====================

WEIGHTED AVERAGE SHARES OUTSTANDING                                           2,025,000                   1,135,418
                                                                     ===================        ====================

See notes to consolidated financial statements (unaudited).

KIDDIE ACADEMY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
PERIOD ENDED JANUARY 19, 1997 AND DECEMBER 31, 1995

                                                                       January 19,                     December 31,
                                                                          1997                             1995
                                                                   --------------------             --------------------
Cash flows from operating activities
           Net loss                                                      ($362,522)                       ($288,123)
           Adjustments to reconcile net loss to net cash used
             in operating activities:
               Depreciation and amortization                                 47,428                            6,907
               Amortization of debt issuance costs                              ---                           26,667
               Gain on disposal of asset                                   (77,388)                              ---
               Gain on extinguishment of debt                              (64,594)                              ---
           Changes in assets and liabilities:
               Accounts receivable                                            (462)                         (23,713)
               Inventory                                                      8,255                          (4,423)
               Notes receivable                                             (1,120)                            4,084
               Franchise development costs                                 (79,498)                          (8,178)
               Other assets                                               (134,582)                         (98,081)
               Accounts payable and accrued expenses                         58,741                         (40,572)
               Deferred franchise license fees                                2,500                         (92,278)
               Other liabilities                                             61,638                           46,995
                                                                --------------------             --------------------

               Net cash used in operating activities                      (541,604)                        (470,715)
                                                                --------------------             --------------------

           Cash flows from investing activities:
            Disposal (acquisition) of property and equipment                 33,324                          (5,000)


               Net cash (used) provided in investing activities              33,324                          (5,000)
                                                                --------------------             --------------------

           Cash flows from financing activities:
            Payments on notes payable                                           ---                        (149,861)
            Payments to shareholders                                            ---                         (87,722)
            Proceeds from IPO                                                   ---                        3,982,373
            Payments of long-term debt                                     (84,739)                              ---

                                                                --------------------             --------------------
               Net cash (used) provided in financing activities            (84,739)                        3,744,790

                                                                --------------------             --------------------
               Net (decrease) increase in cash                            (593,020)                        3,269,075

           Cash, beginning of period                                      1,232,098                           51,527
                                                                --------------------             --------------------

           Cash end of period                                              $639,079                       $3,320,602
                                                                ====================             ====================

           Non-cash investing and financing activities
           Early retirement of long-term debt                               $59,738                              ---
           Notes received in connection with sale of center                  98,815                              ---
           Notes   receivable   retired  in  connection   with
           purchase of center                                                68,657                              ---
                                                                --------------------             --------------------
               Total non-cash activities
                                                                           $227,210                              ---
                                                                ====================             ====================

See notes to consolidated financial statements (unaudited).

                       KIDDIE ACADEMY INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                     JANUARY 19, 1997 AND DECEMBER 31, 1995


1.       Summary of Significant Accounting Policies

         (a)      Principles of Consolidation
         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The consolidated financial statements include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual Form 10-KSB.

         The consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

         (b)      Net Loss Per Common Share
         Net loss per common share is determined by dividing the net loss by the weighted average number of common and common share equivalents outstanding.
Weighted average shares used in computing net loss per common share for the period ended January 19, 1997 consist solely of 2,025,000 shares of common stock issued, as the effect of the warrants would be antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock options and warrants granted during the 12-month period prior to the expected date of the initial filing of the Registration Statement, with exercise prices below the initial public offering price, have been included in the calculation of the period ended December 31, 1995 common share equivalents, using the treasury stock method, for the period. Weighted average shares used in computing net loss per common share for the period ended December 31, 1995 consist of 1,135,418 weighted average shares of common stock outstanding and common stock equivalents.

         (c)      Fiscal Year-end
         During fiscal year 1996, the Company changed its fiscal year to a 52 or 53 week period which ends the Sunday nearest to September 30. As a result, the first quarter of fiscal year 1997 ended on January 19, 1997 and the second and third quarters will end on April 13 and July 6, 1997, respectively.

2.       Commitments and Contingencies

         In October 1996, the Company entered into a three-year employment agreement with Angelo D. Bizzarro, the Company's new Chief Executive Officer. The agreement calls for a minimum salary level, a bonus based on a percentage of pre-tax profits and various stock options, including 75,000 non-qualified stock options (at an exercise price of $3.64) and 25,000 incentive stock options (at an exercise price equal to the per share fair market value on February 20, 1997, the date he commenced employment). Mr. Bizzarro will further be entitled to an additional 100,000 incentive stock options if the stockholders of the Company approve a proposed increase in the number of shares available under the Company's 1995 Incentive Compensation Plan. Also in October 1996, the employment agreements with George and Michael Miller were extended to expire on February 19, 2000.

         In many instances, the Company has guaranteed some or all of a franchisee's obligations under the lease for the franchisee's child care center. In addition, during the period ended January 19, 1997 the Company entered into a management agreement with two of its franchisees, pursuant to which the Company has agreed to operate the center and assume certain long-term commitments.

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

Forward-Looking Statements

         When used in this report, press releases and elsewhere by management of the Company from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include the Company's ability to identify and secure on acceptable terms suitable locations on which to construct new Company-owned or franchised centers; the Company's continued ability to compete with this segment of the market; the relatively small number of Company-owned and franchised centers currently operating which could cause poor operating results at any one center or any unsuccessful new center opening to negatively impact the Company's overall results to a greater result than would be the case in a larger chain; the Company's dependence on franchisees which could cause the Company's revenues from franchise fees and royalties to be adversely affected if the Company's franchisees experience business or operational difficulties; the failure of one or more franchisees to meet its or their obligations under its or their leases which could have a material adverse effect on the business, operations and financial condition of the Company to the extent such obligations have been guaranteed by the Company; the Company's need to comply with numerous state and local governmental regulations and licensing requirements; the availability of capital resources; and other risk factors that are discussed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

         The Company derives revenue from three sources: (i) weekly tuition generated at the 20 Company-owned and operated centers; (ii) fees from franchisees, including one-time franchise licensing fees currently totaling $30,000 per new franchised center, ongoing royalties equal to 7% of each franchised center's gross revenues, and weekly administrative fees of approximately $54 per franchised center; and (iii) the sale of school supplies, educational toys and equipment by Kid's Craft. The Company currently consists of 52 centers (20 of which are Company owned and 32 of which are franchised). The number of Company-owned centers increased by three during the period ended January 19, 1997. The growth of Company-owned centers during the period ended January 19, 1997 resulted from the acquisition of four centers from its franchisees and one Company-owned center sold to a franchisee.

         During the period ended January 19, 1997 the Company entered into management arrangements with two of its franchisees (included in the four noted above) pursuant to which the Company has agreed to operate the relevant center and receive all revenues and assume substantially all ongoing obligations. The revenues received by the Company from each franchised center under management by the Company are included in the revenues of Company-owned new centers as reflected on the Company's Consolidated Financial Statements.

         The number of franchised centers was impacted during the period ended January 19, 1997 by the opening of four new centers, the acquisition of four franchised centers by the Company, the purchase of a Company-owned center by a franchisee and the release of one center from the system following the Company's determination that due to changes in the community in which the center is located, it no longer met the Company's minimum site criteria.

         Revenue from Company-owned centers is recognized in the period the child care services are provided. Revenue derived from franchise fees is recognized when the franchise center opens. Accordingly, the amount of the deferred franchise fee liability as shown on the Company's consolidated balance sheet is directly related to the number of centers in development. All franchise fees collected by the Company for centers in development are accounted for as a current liability until the center opens, as required by generally accepted accounting principles. Royalty income is recognized in the same period in which the related revenue is generated by each franchised center. Revenue from administrative fees paid by franchisees for services provided by the Company is recognized when the Company provides such services. During fiscal year 1997, a change in the Company's fee structure is expected to permit $10,000 of initial fees paid by each applicant to be recognized approximately 30 days after the applicant executes a Preliminary Agreement with the Company.

         The significant growth experienced by the Company during fiscal year 1996 and continued growth during the first quarter of fiscal year 1997 contributed significantly to the Company's losses. New centers typically require up to 24 months to "ramp-up" to profitable enrollment levels and of the Company's centers, only five had been operated by the Company for more than 24 months. In addition, many of the centers purchased by the Company from franchisees during fiscal years 1996 and 1997 have required a longer than average period to "ramp-up" than that experienced with new centers. This has occurred because the Company has not had the advantage of the enrollment surge which accompanies a typical grand opening, and as a natural repercussion of changing ownership, and the need to overcome any negative reputation that may have been associated with the former management. Because the Company began fiscal year 1997 with very few mature Company-owned centers, the continued expansion diluted the profitability of those centers.

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

Results of Operations

         The following table sets forth, for the periods indicated, selected information from the Company's Consolidated Statements of Operations (except for systemwide centers open at end of period, systemwide revenues, and the proforma information for the period ended January 21, 1996), expressed as a percentage of revenues from operations. Due to the Company changing to a 52/53 week fiscal year end, in order to analyze consistent period to period results and in order to be comparable to similar practices in the industry, the first period for fiscal year 1997 represents 16 weeks, while the first quarter of fiscal year 1996 is 13 weeks. Consequently, the Company has also provided pro forma results for the first quarter of fiscal year 1996, based upon a 16-week period.

                                       Historical                     Historical                      Proforma
                                     16 Weeks Ended                 13 Weeks Ended                 16 Weeks Ended
                                    January 19, 1997               December 31, 1995               January 21, 1996
                                    ----------------               -----------------               ----------------
Systemwide centers open               52                                  39                             39

Systemwide revenues.. . . . .     $6,190,000     ---            $2,698,000         ---         $3,345,000     ---
                                  ==========                    ==========                     ==========

Revenues from operations
   Company-owned centers. . .     $1,563,000     69%            $  498,000          59%        $ 625,000       59%
   Franchising operations . .       $475,000     21%            $  307,000          36%        $ 375,000       35%
   Product sales. . . . . . .       $235,000     10%            $   46,000           5%        $  62,000        6%
                                  ----------                    ----------                     ---------

       Total revenues . . . .     $2,273,000     100%           $  851,000         100%       $1,062,000      100%
                                  ----------     ----           ----------         ----       ----------      ----

 Operating expenses . . . . .     $2,786,000     123%           $1,106,000         130%       $1,415,000      133%
                                  ----------                    ----------                    ----------

 Net operating (loss) . . . .     $(512,000)    (23)%           $(255,000)        (30)%       $(353,000)     (33)%
 Interest income (expense). .         $8,000     ---%           $ (35,000)         (4)%       $ (27,000)      (3)%
 Other income . . . . . . . .       $142,000       6%             $  2,000           3%         $ 45,000        4%
                                  ----------                    ----------                    ----------

 Net loss . . . . . . . . . .     $(363,000)    (16)%          $ (288,000)        (31)%       $(335,000)     (32)%
                                  ==========                   ===========                    ==========

Historical 16 Weeks Ended January 19, 1997 Compared to Proforma 16 Weeks Ended January 21, 1996

         Management  believes a more  meaningful  comparison  of the  results of operations for the period ended January 19, 1997 would be to the pro forma information above, which reflects a period of comparable length, rather than to the December 31, 1995 historical information. Therefore, the following discussion is based upon a comparison of the actual results for the 16-week period ended January 19, 1997, to the pro forma results for the 16-week period ended January 21,1996. A comparison of the historical results of operations for the 16-week quarter ended January 19, 1997 and the 13-week quarter ended December 31, 1995 would result in the same explanations as shown below, plus an additional explanation for the increase or decrease as a result of the additional three weeks of operations being included in the current quarter.

         Revenues

         Systemwide revenues (tuition fees from Company-owned and franchised centers) for the period ended January 19, 1997 increased by 85%, to $6,190,000 from $3,345,000 for the period ended January 21, 1996. This increase was due to an increase in the total number of centers open to 52 at January 19, 1997, as compared to 39 open at January 21, 1996 and an increase in average enrollment levels at centers which were open during both periods.

         The Company's revenues from operations for the period ended January 19, 1997 increased by 114%, to $2,273,000 from $1,062,000 for the period ended January 21, 1996. This increase was due to an increase in revenues generated by an increased number of Company-owned centers, as well as an increase in the average enrollment in those centers, an increase in revenues generated by franchising activities and increased revenues generated by Kid's Craft.

         Aggregate revenues generated by Company-owned centers for the period ended January 19, 1997, which constituted 69% of revenues from operations, increased by 150%, to $1,563,000 from $625,000 for the period ended January 21, 1996. This increase was due to the increase in the number of Company-owned centers owned and operated during the period ended January 19, 1997 to 20 as compared to the period ended January 21, 1996 with eight Company-owned centers. During the period ended January 19, 1997 the Company sold an existing center, purchased two centers from franchisees and entered into an agreement to manage two other centers all of which have revenue accounted for in Company-owned new centers.

         Revenues from franchising activities (franchising fees, royalties and administrative fees) for the period ended January 19, 1997, which constituted 21% of revenues from operations, increased by 27%, to $475,000 from $375,000 for the period ended January 21, 1996. Revenues from franchise fees for the period ended January 19, 1997 decreased by 23%, to $125,000 from $162,000 for the period ended January 21, 1996. Royalties for the period ended January 19, 1997 increased by 71%, to $324,000 from $190,000 for the period ended January 21, 1996. Administrative fees for the period ended January 19, 1997 increased by 13%, to $26,000 from $23,000 for the period ended January 21, 1996. The decrease in license fees is attributable to the number of center opening each period and potential franchisees who leave the franchising system before opening a center. There were four centers opened in the period ended January 19, 1997 and five in the period ended January 21, 1996. The increase in revenues from royalties and administrative fees resulted from changes in the franchised centers open during the period ended January 19, 1997 (which included four new centers opened reduced by the four that were acquired by the Company, one that was bought from the Company, and one that was allowed to drop out of the system) compared to the period ended January 21, 1996, and the increase in enrollment levels, for centers open in both periods.

         Sales revenues generated by Kid's Craft for the period ended January 19, 1997, which constituted 10% of revenues from operations, increased by 279%, to $235,000 from $62,000 for the period ended January 21, 1996, primarily as a result of sales to new franchised centers opened during this period, ongoing sales to existing franchise centers, and the opening of a retail store.

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

         Aggregate operating expenses for the period ended January 19, 1997 increased by 97%, to $2,786,000 from $1,415,000 in the period ended January 21, 1996. As a percentage of operating revenues, operating expenses decreased to approximately 123% for the period ended January 19, 1997 from approximately 133% for the period ended January 21, 1996. These expense increases were due primarily to increases in expenses associated with "ramp-up" costs for the 12 additional centers operated by the Company during the period ended January 19, 1997. The decrease as a percent is due to the economies of scale gained from the increased revenue levels and the relatively fixed costs of corporate overhead.

         Operating expenses relating to Company-owned centers for the period ended January 19, 1997, which constituted 70% of total operating expenses, increased by 148%, to $1,949,000 from $787,000 for the period ended January 21, 1996. The increase in operating expenses for Company-owned centers and managed centers for the period ended January 19, 1997 as compared to the period ended January 21, 1996 is due to the increase in centers and the related increases in rent due to lease obligations, payroll, food costs and other costs increased in proportion to the number of centers operated. The Company expects that aggregate expenses relating to Company-owned centers will continue to increase as the number of Company-owned centers increases. However, over time, as the Company achieves and capitalizes upon economies of scale, and as newly-opened centers mature beyond their initial period of start-up expenses and low enrollment, the Company expects expenses as a percentage of revenues derived from Company-owned centers to decrease. Additionally, the Company is continually in the process of enhancing cost control programs that strive to manage and minimize variable expenses such as payroll, food costs, and supplies. The Company also intends to focus on improving operating results at Company-owned centers by implementing programs designed to increase revenues such as advertising and promotions.

         Costs of goods sold by Kid's Craft for the period ended January 19, 1997, which constituted 6% of total operating expenses, increased by 328%, to $171,000 from $40,000 for the period ended January 21, 1996. This increase was primarily due to an increase in product sales.

         General and administrative expenses, which constituted 24% of total operating expenses and which include the costs of corporate overhead, franchising operations and operating expenses for Kid's Craft, for the period ended January 19, 1997 increased by 13%, to $666,000 from $588,000 for the period ended January 21, 1996. Increases occurred in all areas of expense due to the growth in the corporate infrastructure undertaken in order to support the Company's efforts and the substantial increase in the number of centers open and under development.


         Depreciation and Amortization

         Depreciation and amortization expense consist of depreciation or amortization of certain equipment, furniture and fixtures, vehicles and leasehold improvements, and organizational costs. Depreciation and amortization expense, for the period ended January 19, 1997 increased by $38,000 to $47,000 from $9,000 for the period ended January 21, 1996. This increase was primarily due to depreciation expense resulting from the increase in property and equipment, and amortization of goodwill.

         Interest

         Interest income, net of interest expense, for the period ended January 19, 1997 was $8,000 as compared to interest expense of $27,000 for the period ended January 21, 1996. This change was attributable to the pay-off of the line of credit in December 1995, overnight investments in the Company's sweep account resulting from the proceeds of the initial public offering, and the elimination of capital lease obligations and the amortization of debt issuance costs which was included in interest expense during the period January 21, 1996.

         Other Income

         For the period ended January 19, 1997, the Company recorded other income of $142,000, and in the period ended January 21, 1996, $45,000. This increase is attributable to the gain on the sale of one Company-owned center to a franchisee, the early retirement of certain debt obligations at a favorable discount and the commission earned from the transfer of one franchise center to another franchisee.

         As a result of the foregoing, the Company recorded a net loss for the period ended January 19, 1997 of $363,000 as compared to a net loss of $335,000 for the period ended January 21, 1996.

Liquidity and Capital Resources

         During the period ended January 19, 1997, the Company has satisfied its cash requirements from cash flow from operations, the remaining proceeds from the initial public offering and the sale of one Company-owned center. The primary uses of cash have been for the purchase of supplies, financing the start-up of one new Company-owned center, the acquisition of four centers from franchisees and capital expenditures.

         Net cash used in operating activities for the period ended January 19, 1997 totaled approximately $584,000, reflecting, primarily, the net loss of $363,000 increases in notes receivable and franchise development costs, offset by increases in accounts payable and deferred franchise fees. Net cash provided for investing activities for the period ended January 19, 1997 totaled approximately $33,000, reflecting the sale of one Company-owned center.

         The Company has renewed through September 3, 1997 its bank line of credit which permits the Company to borrow up to $200,000, with interest at the rate of 1.5% over the bank's prime rate. The line of credit is collateralized by all inventory, equipment and accounts receivables of Kiddie Academy International, Inc. The Company also has available the ability to borrow $500,000 against a Certificate of Deposit (CD) for the same amount. The interest cost is 2% greater than the interest earnings of the CD. This line of credit expires on July 26, 1997. At January 19, 1997, there were no borrowings against any line of credit.

         As of January 19, 1997, the Company's total debt obligations (exclusive of trade credit) consisted of $144,000 which included a $42,000 equipment loan, a $13,000 vehicle loan and various notes payable as a result of the purchase of franchisee centers.

         The Company has been engaged in a variety of measures aimed at reducing costs. In September 1996, the Company reduced its corporate staff by nine and reduced its franchise advertising budget. In January 1997 the Company reduced its corporate and administrative staff by eight. The Company is also investigating and evaluating various other cost saving measures including the selling or closing certain unprofitable centers. Additionally, the Company has elected to concentrate its efforts on improving the profitability of existing centers and completing the development of centers already in the system, rather than on increasing the number of centers in the system. In connection with its refocused strategy, the Company is evaluating each of the markets in which it currently offers franchises, and has elected to concentrate its efforts in certain selected areas. For example, in the past the Company's goal was to register its franchise operations in every state where such registration was required, it has now limited its registration activities, and hence its marketing efforts, to key market areas. By narrowing its efforts, the Company expects to realize a cost savings, and expects to be more efficient in its future sales and development activities. Similarly, the Company has elected to eliminate the advertising of franchise opportunities for the foreseeable future, and expects to realize another cost savings, in order to concentrate its efforts on the development of existing franchises. The impact of these initial efforts is expected to be a reduction of approximately $600,000 per year in the Company's operating expenses (approximately, $450,000 for the remainder of this fiscal year).

         The Company believes that after implementation of these cost saving measures, the remaining net proceeds of the initial public offering, available cash flow from operations and its existing bank facilities will be sufficient to satisfy its capital expenditures, debt obligations and working capital requirements for the remaining portion of its fiscal year. The Company is also actively seeking alternatives for raising additional financing. There can be no assurances, however, that additional financings can be consummated at all or on terms favorable to the Company.


Effects of Inflation

         The impact of general inflation on the Company's business has been insignificant to date and the Company believes that it will continue to be insignificant for the foreseeable future.

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

The Company is involved in litigation from time to time. In management's opinion, any litigation in which the Company is currently involved will not result in liabilities that will have a material adverse effect on its financial condition or results of operations.

Item 2.  Changes in Securities.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits required by Item 601 Regulation S-K:

         Exhibit 27 - Financial Data Summary

b.       Reports on Form 8-K:

         Appointment of Angelo D. Bizzarro as CEO - October 21, 1996. Change in accounting year - January 3, 1997.

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Kiddie Academy International, Inc.


  March 4, 1997                 BY: /s/ Angelo D. Bizzarro
_______________                     __________________________________
Date                                    Angelo D. Bizzarro
                                        Chief Executive Officer



  March 4, 1997                 BY:  /s/ Guy A. Matta
_______________                      _________________________________
Date                                     Guy A. Matta
                                         Chief Financial Officer