Form 10-Q
period 1997-04-13
KIDDIE ACADEMY INTERNATIONAL INC
filed 1997-05-28
CIK 1001320

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 13, 1997

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         The number of shares outstanding of common stock, as of April 13, 1997:
2,025,000  shares of common stock          .
--------------------------------------------



           Transitional Small Business Disclosure Format (check one):
                           Yes                 ;     No        X

Part II, Item 2 and Part II, Item 3 of this Report are omitted and will be filed by amendment pursuant to Rule 12b-25.

KIDDIE ACADEMY INTERNATIONAL, INC.



Index



                                                                      Page
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements:

   Consolidated Balance Sheets for April 13, 1997 (Unaudited)
   and September 29, 1996                                                1

   Unaudited Consolidated Statements of Operations                       2
   Unaudited Consolidated Statements of Cash Flows                       3

   Notes to Unaudited Consolidated Financial Statements                4-5

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                6

Item 2. Changes in Securities                                            6

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters                                            6

Item 5. Other Information                                                7

Item 6. Exhibits and Reports on Form 8-K                                 8

        Exhibit 27 Financial Data Schedule

Signature                                                                9

Part 1.  FINANCIAL INFORMATION
Item 1. Financial Statements

KIDDIE ACADEMY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS


ASSETS                                                                  April 13,                  September 29,
                                                                           1997
                                                                       (UNAUDITED)                        1996
                                                                     -----------------           -----------------
Current assets:
           Cash and cash equivalents                                         $141,070                   $1,232,098
           Restricted cash                                                    255,000                           --
           Accounts receivable                                                133,405                      127,972
           Prepaid expenses                                                   217,491                       60,024
           Inventories                                                        101,740                       90,347
           Notes receivable, current                                           39,880                       15,361
           Franchise development costs                                        773,675                      699,527
                                                                     -----------------           ------------------
                        Total current assets                                1,662,261                    2,225,329
                                                                     -----------------           ------------------

Property and equipment                                                      1,099,088                    1,057,066
Accumulated depreciation                                                    (378,298)                    (300,086)
                                                                     -----------------           ------------------
                        Net property and equipment                            720,790                      756,980
                                                                     -----------------           ------------------

Notes receivable, long-term                                                   136,344                      136,635
Goodwill                                                                      144,815                      116,910
Deposits                                                                      104,150                      105,437
                                                                     -----------------           ------------------
                        Total assets                                       $2,768,360                   $3,341,291
                                                                     =================           ==================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
           Notes payable                                                     $255,000                           --
           Accounts payable and accrued expenses                              844,565                     $787,654
           Deferred franchise license fees                                  1,088,001                    1,125,002
           Current portion of long-term debt                                   59,413                      111,114
           Current portion of deferred rent credits                            93,992                       93,992
                                                                     -----------------           ------------------
                        Total current liabilities                           2,340,971                    2,117,762
                                                                     -----------------           ------------------

Long-term debt                                                                118,424                      190,312
Deferred rent payments                                                        275,846                      159,005
Deferred rent credits                                                         231,365                      281,976
                                                                     -----------------           ------------------
                        Total liabilities                                   2,966,606                    2,749,055
                                                                     -----------------           ------------------
Stockholders' equity
           Preferred stock, par value $0.01 per share:
             authorized 1,000,000 shares; no shares issued and                      ---                          ---
             outstanding
           Common stock, par value $0.01 per share:
             authorized 10,000,000 shares; issued and                            20,250                       20,250
             outstanding 2,025,000
           Additional paid-in capital                                       4,294,891                    4,260,280
           Accumulated deficit                                            (4,513,387)                  (3,688,294)
                                                                     -----------------           ------------------
                        Total stockholders' (deficit) equity                (198,246)                      592,236
                                                                     -----------------           ------------------
                        Total liabilities and stockholders'
                        (deficit) equity                                   $2,768,360                   $3,341,291
                                                                     =================           ==================

See notes to consolidated financial statements (unaudited).

KIDDIE ACADEMY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                12 weeks            13 weeks                28 weeks            26 weeks
                                             ended April 13,    ended March 31,         ended April 13,    ended March 31,
                                                  1997                1996                    1997                 1996
                                            ------------------ -------------------      ----------------- ----------------------
REVENUES:
           Company-owned mature centers              $494,148            $419,713             $1,036,943               $786,901
           Company-owned new centers                1,017,693             267,301              2,037,979                398,447
           Franchise license fees                     105,000              84,047                230,000                218,410
           Franchise royalties                        270,401             178,019                594,268                332,000
           Product sales                              103,259              67,117                338,654                112,848
           Administrative fees                         21,029              18,876                 47,133                 37,376
                                            ------------------ -------------------      ----------------- ----------------------
                 Total revenue                      2,011,530           1,035,073              4,284,977              1,885,982

OPERATING EXPENSES:
           Company-owned mature centers               432,334             367,817                909,993                736,472
           Company-owned new centers                1,284,986             537,975              2,756,497                793,869
           Cost of product sales                       82,820              52,682                253,857                 80,253
           General and administrative                 683,014             545,658              1,348,737                999,119
                                            ------------------ -------------------      ----------------- ----------------------
                 Total operating expenses           2,483,154           1,504,132              5,269,084              2,609,713
                                            ------------------ -------------------      ----------------- ----------------------

                 Loss from operations               (471,624)           (469,059)              (984,107)              (723,731)

INTEREST INCOME (EXPENSE)                                 270              33,153                  8,302                (2,093)

OTHER INCOME, net                                       8,783              57,391                150,712                 59,186

                                            ------------------ -------------------      ----------------- ----------------------
NET LOSS                                           ($462,571)          ($378,515)             ($825,093)             ($666,638)
                                            ================== ===================      ================= ======================

NET LOSS PER COMMON SHARE                             ($0.23)             ($0.18)                ($0.41)                ($0.42)
                                            ================== ===================      ================= ======================
WEIGHTED AVERAGE SHARES OUTSTANDING
                                                    2,025,000           2,051,909              2,025,000              1,593,576
                                            ================== ===================      ================= ======================

See notes to consolidated financial statements (unaudited).

KIDDIE ACADEMY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  28 weeks ended                   26 weeks ended
                                                                  April 13, 1997                   March 31, 1996
                                                                -------------------              --------------------
Cash flows from operating activities
           Net loss                                                     ($825,093)                        ($666,638)
           Adjustments to reconcile net loss to net cash
             used in operating activities:
             Depreciation and amortization                                  78,212                            21,822
             Gain on disposal of asset                                    (77,388)                          (56,598)
             Gain on extinguishment of debt                               (66,092)                                --
             Amortization of debt issuance costs                                --                            26,667
           Changes in assets and liabilities:
             Restricted Cash                                             (255,000)                                --
             Accounts receivable                                           (5,433)                          (63,703)
             Inventory                                                    (11,393)                          (20,831)
             Notes receivable                                              (9,060)                          (51,824)
             Franchise development costs                                  (74,148)                          (69,092)
             Other assets                                                 (26,508)                         (136,869)
             Accounts payable and accrued expenses                          56,911                          (12,477)
             Deferred franchise license fees                              (37,001)                           (8,950)
                                                                -------------------              --------------------
             Net cash used in operating activities                     (1,251,993)                       (1,038,493)
                                                                -------------------              --------------------

           Cash flows from investing activities:
            Disposal (acquisition) of property and equipment                 5,780                         (467,507)
            Proceeds from disposal of property and equipment
                                                                                --                            40,000
             Net cash (used) provided in investing activities                5,780                         (427,507)
                                                                -------------------              --------------------

           Cash flows from financing activities:
            Borrowings/(payments) on notes payable                         255,000                         (149,861)
            Payments to shareholders                                            --                          (87,722)
            Proceeds from IPO                                                   --                         3,998,613
            Borrowings/(payments) of long-term debt                       (99,815)                            50,000
                                                                -------------------              --------------------
             Net cash provided in financing activities                     155,185                         3,811,030
                                                                -------------------              --------------------

             Net (decrease) increase in cash                           (1,091,028)                         2,345,030

           Cash, beginning of period                                     1,232,098                            51,527
                                                                -------------------              --------------------

           Cash, end of period                                            $141,070                        $2,396,557
                                                                ===================              ====================
           Non-cash investing and financing activities:
           Write-off of deferred compensation                                   --                          $110,000
           Early retirement of long-term debt                              $62,738                                --
           Notes received in connection with sale of center                 98,815                                --
           Notes payable in connection with purchase of center              51,435                                --
           Notes receivable retired in connection with
            purchase of center                                              68,657                                --
                                                               -------------------               -------------------
               Total non-cash activities                                  $281,645                          $110,000
                                                                ===================              ====================

See notes to consolidated financial statements (unaudited).

                       KIDDIE ACADEMY INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                       APRIL 13, 1997 AND MARCH 31, 1996


1.       Summary of Significant Accounting Policies

         (a) Principles of Consolidation
         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual Form 10-KSB.

          (b)     Net Loss Per Common Share
         Net loss per common share is determined by dividing the net loss by the weighted average number of common and common share equivalents outstanding.
Weighted average shares used in computing net loss per common share for the period ended April 13, 1997 consist solely of 2,025,000 shares of common stock issued, as the effect of the warrants would be antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock options and warrants granted during the 12-month period prior to the expected date of the initial filing of the Registration Statement, with exercise prices below the initial public offering price, have been included in the calculation of the period ended March 31, 1996 common share equivalents, using the treasury stock method, for the period. Weighted average shares used in computing net loss per common share for the period ended March 31, 1996 consist of 2,051,909 weighted average shares of common stock outstanding and common stock equivalents.

         (c)      Fiscal Year-end
         During fiscal year 1996, the Company changed its fiscal year to a 52 or 53 week period which ends the Sunday nearest to September 30. As a result, the first quarter of fiscal year 1997 ended on January 19, 1997, the second quarter ended April 13, 1997, and the third quarter will end on July 6, 1997.

2.       Restricted Cash

         The Company has borrowed $255,000 on its $500,000 Certificate of Deposit (CD) Line of Credit as of April 13, 1997. This amount is reflected in current liabilities as a note payable and the applicable portion of the CD is reflected as restricted cash.
The CD earned 4.95% interest and borrowings against the CD incur interest expense of 6.95%.

3.       Commitments and Contingencies

         In October 1996, the Company entered into a three-year employment agreement with Angelo D. Bizzarro, the Company's new Chief Executive Officer. The agreement calls for a minimum salary level, a bonus based on a percentage of pre-tax profits and various stock options, including a) 75,000 non-qualified stock options (at an exercise price of $3.64 per share); b) 25,000 incentive stock options (at an exercise price of $2.56 per share); and c) 100,000 incentive stock options (at an exercise price of $2.13 per share). Also in October 1996, the employment agreements with George Miller and Michael Miller were each extended to expire on February 19, 2000.

         In many instances, the Company has guaranteed some or all of a franchisee's obligations under the lease for the franchisee's child care center.

         The Company is subject to complaints and claims arising in the ordinary course of business, including its business as a franchisor. Except as noted in
Part II, Item 1 the Company believes that none of the current claims or complaints are material to the Company's consolidated financial position.

4.       Earnings Per Share

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (EPS) which simplifies the standards for computing EPS previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997. Had the following statement been effective for the quarters and the six months ended April 13, 1997 and March 31, 1996, earnings per share would have been presented as follows:

                                    12 weeks      13 weeks          28 weeks          26 weeks
                                     ended          ended             ended             ended
                                    April 13,      March 31,        April 13,         March 31,
                                      1996           1997              1996              1997
                                    ----------     ----------      -----------       -----------
     1.  Earnings per common share    ($.23)        ($0.18)          ($.41)             ($0.42)
     2.  Earning per common share-
          assuming dilution           ($.23)        ($0.18)          ($.41)             ($0.42)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Item is omitted and will be filed by amendment pursuant to Rule 12b-25.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

The Company is a party to the following litigation:

Two Metroplex LLC, v. Bankers Unicorp, Incorporated, Charles Brown and Kiddie Academy Child Care Learning Centers, Inc., Marion Superior Court, Indiana, Cause No. 49D04-9610-CP-1414. This matter was instituted in October 1996 by Two Metroplex LLC (the "Landlord"), the owner of certain premises leased to the Company's franchisee, Bankers Unicorp, Incorporated (the "Tenant), and arises out of the Tenant's default under its lease. The Tenant's obligations under the Lease were guaranteed by Charles Brown, the Tenant's sole stockholder, and Kiddie Academy Child Care Learning Centers, Inc. In the suit, the Landlord is seeking from the Company $184,199.36, plus interest, attorneys' fees and court costs. The $184,199.36 includes unpaid basic rent of $22,676, delinquency service charges of $20,252.71, plus $141,270.65 in tenant improvement costs. The Company is defending the action on the basis that its Guaranty of Lease was not intended to cover the amount of any tenant improvement expenses, that these expenses were not known by or authorized by the Company, and that these amounts greatly exceed the reasonable cost of the build-out approved by the Company.

Merrill Corporation v. Kiddie Academy International, Inc., Circuit Court for Harford County, Maryland, Case No. 26591/59/681. This matter was instituted on September 23, 1996 by Merrill Corporation in connection with financial printing services rendered to the Company in connection with the Company's initial public offering. Merrill asserts a claim in the amount of $129,710.36. The Company has filed a defense and counter-claim to this action which is primarily based upon the fact that Merrill has billed the Company for an amount which greatly exceeds its estimate of $60,000, and that the additional charges were due to "rush work" and additional services not authorized by the Company, and mistakes made by Merrill. Merrill's motion for summary judgment was denied on February 11, 1997, and the matter has been set for trial for June 30, 1997.

The Company is involved in additional litigation from time to time. In management's opinion, any litigation in which the Company is currently involved, except as noted above, will not result in liabilities that will have a material adverse effect on its financial condition or results of operations.

Item 2.  Changes in Securities.
Not applicable.

Item 3.  Defaults Upon Senior Securities.
This Item is omitted and will be filed by amendment pursuant to Rule 12b-25.

Item 4.  Submission of Matters to a Vote of Security Holders.
The Company's Annual Meeting of Shareholders was held on March 11, 1997. Each of the Company's then current directors was elected to serve for an additional one-year term of office.

These directors are as follows: Angelo D. Bizzarro, Carl J. Meil, Jr., George Miller, Michael J. Miller, James A. Mitarotonda and
Julian R. Siegel.

The additional matters voted upon at the meeting consisted of a) a proposal to increase the number of shares available to be issued under the Company's 1995 Incentive Compensation Plan (the "Plan") from 100,000 to 300,000, and to establish 250,000 as the maximum number of shares or options to issue shares that may be issued in any one calendar year to any individual under the Plan; and b) the ratification of the selection of Deloitte and Touche, LLP as the Company's independent accountants for the current year.

The following is a tabulation of all matters voted upon at the March 11, 1997 Annual Meeting:

1.                Election of directors:           For                 Withheld


                  A. Bizzarro                   1,999,505               13,100

                  C. Meil, Jr.                  1,999,505               13,100

                  G. Miller                     1,999,505               13,100

                  M. Miller                     1,999,505               13,100

                  J. Mitarotonda                1,999,505               13,100

                  R. Siegel                     1,999,505               13,100

2.                Amendments to 1995 Incentive Compensation Plan.


                         For           Against         Abstain       Not Voted

                      1,167,637         62,550         18,500         763,918


3.                Appointment of Deloitte & Touche LLP.

                         For                 Against               Abstain

                      2,003,605               9,000                  -0-

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K.
a.       Exhibits required by Item 601 Regulation S-K:
         Exhibit 27 - Financial Data Summary
b.       Reports on Form 8-K
         - NASDAQ Delisting  - March 28, 1997
         - Boston Stock Exchange Delisting and Liquidity Issue - May 23, 1997

                                   SIGNATURE


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Kiddie Academy International, Inc.



                                             BY: -----------------------
May 28, 1997                                      Angelo D. Bizzarro
-----------------                                 Chief Executive Officer
Date



                                              BY: ----------------------
May 28, 1997                                       Guy A. Matta
----------------                                   Chief Financial Officer
Date

                                   SIGNATURE



In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Kiddie Academy International, Inc.


  May 28, 1997                            BY: /s/ Angelo D. Bizzarro
---------------------                        ----------------------------------
Date                                               Angelo D. Bizzarro
                                                   Chief Executive Officer



  May 28, 1997                            BY: /s/ Guy A. Matta
---------------------                        ----------------------------------
Date                                               Guy A. Matta
                                                   Chief Financial Officer