Form 10QSB/A
period 1997-04-13
KIDDIE ACADEMY INTERNATIONAL INC
filed 1997-06-02
CIK 1001320

The following items were the subject of a Form 12b-25 and are included herein: Part I, Item 2 and Part II, Item 3

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                 Form 10-QSB/A


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

2.       Restricted Cash

         The Company has borrowed $255,000 on its $500,000 Certificate of Deposit (CD) Line of Credit as of April 13, 1997. This amount is reflected in current liabilities as a note payable and the applicable portion of the CD is reflected as restricted cash. The CD earned 4.95% interest and borrowings against the CD incur interest expense of 6.95%. On June 2, 1997, the Company was advised that its $200,000 Line of Credit with Sparks Bank had been withdrawn.

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

Forward-Looking Statements

         When used in this report, press releases and elsewhere by management of the Company from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, the most critical of which is the Company's ability to identify additional financing in the immediate future. (See Liquidity and Capital Resources.) Additional factors include the Company's ability to restructure rent obligations at certain centers on terms that will allow those centers to be profitable at reasonable enrollment levels; the Company's ability to "ramp-up" newly acquired centers to profitable enrollment levels within a reasonable period of time; the Company's ability to identify and secure on acceptable terms suitable locations on which to construct new Company-owned or franchised centers; the Company's continued ability to compete with this segment of the market; the relatively small number of Company-owned and franchised centers currently operating which could cause poor operating results at any one center or any unsuccessful new center opening to negatively impact the Company's overall results to a greater result than would be the case in a larger chain; the Company's dependence on franchisees which could cause the Company's revenues from franchise fees and royalties to be adversely affected if the Company's franchisees experience business or operational difficulties; the failure of one or more franchisees to meet its or their obligations under its or their leases which could have a material adverse effect on the business, operations and financial condition of the Company to the extent such obligations have been guaranteed by the Company; the Company's need to comply with numerous state and local governmental regulations and licensing requirements; and other risk factors that are discussed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

         The Company derives revenue from three sources: (i) weekly tuition generated at the 20 Company-owned and operated centers; (ii) fees from franchisees, including one-time franchise licensing fees currently totaling $40,000 per new franchised center, ongoing royalties equal to 7% of each franchised center's gross revenues, and weekly administrative fees of approximately $54 per franchised center; and (iii) the sale of school supplies, educational toys and equipment by

Kid's Craft. The Company currently consists of 56 centers (20 of which are Company owned and 36 of which are franchised).

         The number of franchised centers increased during the 12 week period ended April 13, 1997 by the opening of four new centers.

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

         The significant growth in the number of Company-owned centers experienced by the Company during fiscal year 1996 and continued growth during the first two quarters of fiscal year 1997 contributed significantly to the Company's continued losses. During this period, the number of Company-owned or operated centers increased from seven to 20. Of these 20 centers, thirteen were not yet profitable at the end of the period ended April 13, 1997 and the losses from these thirteen centers was greater than the income earned by the remaining seven centers.

         The Company believes that its continued losses are attributable to three major causes: first, the fixed rent structure at many centers is too high for the center to be profitable at reasonable enrollment levels, and second, new centers require up to twenty-four months to "ramp-up" to profitable enrollment levels, and all of the newly acquired centers are still in the "ramp-up" stage, and third, approximately two-thirds of the Company-owned centers were taken over from franchisees, and the "ramp-up" period for those centers has been longer than anticipated.

         With respect to the rents, the Company has determined that the rent structure at many of its centers so great that the center's enrollment level is required to be much higher than that which is usually experienced within the industry in order for a child care center to be profitable. Further, the rent at three centers is so high that the Company believes that these centers may never be profitable. The Company is in the process of attempting to renegotiate the rents at most of its Company-owned centers in order to reduce the rents to a level that will allow these centers to become profitable at reasonable enrollment levels.

         In addition, 15 of the Company's centers have not had adequate time to "ramp-up" to profitable enrollment levels. New centers typically require up to 24 months to "ramp-up", and of the Company-owned centers, only five have been operated by the Company for more than 24 months. In addition, many of the centers purchased by the Company during fiscal years 1996 and 1997 were acquired from franchisees. These centers have required a longer than average period to "ramp-up" than that experienced with new centers because the Company has not had, with respect to each of these centers, the advantage of the enrollment surge which accompanies a typical grand opening, and because of the natural repercussion of changing ownership, and the need to overcome any negative reputation that may have been associated with the former management of the applicable center. The Company believes that when the newly acquired centers have had adequate time to "ramp-up", most will reach profitability, if the rents can be renegotiated to reasonable levels as described above. In addition, the Company hopes to significantly reduce number of centers acquired from its franchisees in the future by enhancing its support systems for franchisees and increasing its franchisee net worth and capitalization requirements.

Results of Operations

         The following table sets forth, for the periods indicated, selected information from the Company's Consolidated Statements of Operations (except for systemwide centers open at end of the period and systemwide revenues), and amounts expressed as a percentage of revenues from operations. Due to the Company changing to a 52/53 week fiscal year, the quarter ended April 13, 1997 consists of 12 weeks and the quarter ended March 31, 1996 consists of 13 weeks. The year to date comparisons will include 28 weeks for the period ended April 13, 1997 and 26 weeks for the period ended March 31, 1996. While this has a minor impact on comparability, it was not deemed material enough to provide a pro forma of these results.

                                      12 weeks                13 weeks                  28 weeks                 26 weeks
                                   ended April 13,         ended March 31,           ended April 13,        ended March 31,
                                        1997                    1996                       1997                     1996
                                   ---------------         --------------            ---------------        ----------------
Systemwide centers open                         56                     42                        56                       42

Systemwide revenues                     $5,375,000             $3,230,000               $11,564,000               $5,928,000
                                   ================        ===============          ================         ================

Revenues from operations:
            Company-owned centers       $1,512,000    75%        $687,000    66%         $3,075,000     72%       $1,185,000    63%
            Franchise operations          $396,000    20%        $281,000    27%           $871,000     20%         $588,000    31%
             Product sales                $103,000     5%         $67,000     7%           $339,000      8%         $113,000     6%

                                   ----------------        ---------------          ----------------         ----------------
                    Total Revenues      $2,011,000   100%      $1,035,000   100%         $4,285,000    100%       $1,886,000   100%

Operating Expenses                      $2,483,000   123%      $1,504,000   145%         $5,269,000    123%       $2,610,000   138%
                                   ----------------        ---------------          ----------------         ----------------

Net operating loss                      ($472,000)   -23%      ($469,000)   -45%         ($984,000)    -23%       ($724,000)   -38%
Interest income (expense)                       $0     0%         $33,000     3%             $8,000      0%         ($2,000)    -0%
Other income                                $9,000     0%         $57,000     6%           $151,000      4%          $59,000     3%
                                   ----------------        ---------------          ----------------         ----------------

Net Loss                                ($463,000)   -23%      ($379,000)   -37%         ($825,000)    -19%       ($667,000)   -35%
                                   ================        ===============          ================         ================

                Twelve-Week Period Ended April 13, 1997 Compared
                  to Thirteen-Week Period Ended March 31, 1996


         Revenues

         Systemwide revenues (tuition fees from Company-owned and franchised centers) for the period ended April 13, 1997 increased by 66%, to $5,375,000 from $3,230,000 for the period ended March 31, 1996. This increase was due to an increase in the total number of centers open to 56 at April 13, 1997, as compared to 42 open at March 31, 1996, and an increase in average enrollment levels at centers which were open during both periods.

         The Company's revenues from operations for the period ended April 13, 1997 increased by 94%, to $2,011,000 from $1,035,000 for the period ended March 31, 1996. This increase was primarily due to the increase in revenues generated by an increased number of Company-owned centers, as well as an increase in revenues generated by franchising activities and increased revenues generated by Kid's Craft.

         Aggregate revenues generated by Company-owned centers for the period ended April 13, 1997, which constituted 75% of revenues from operations, increased by 120%, to $1,512,000 from $687,000 for the period ended March 31, 1996. This increase was due to the increase in the number of Company-owned centers owned and operated during the period ended April 13, 1997 to 20 as compared to 14 Company-owned centers at the end of the period ended March 31, 1996, as well as an increase in the average enrollment in those centers.

         Revenues from franchising activities (franchising fees, royalties and administrative fees) for the period ended April 13, 1997, which constituted 20% of revenues from operations, increased by 41%, to $396,000 from $281,000 for the period ended March 31, 1996. Revenues from franchise fees for the period ended April 13, 1997 increased by 25%, to $105,000 from $84,000 for the period ended March 31, 1996. Royalties for the period ended April 13, 1997 increased by 52%, to $270,000 from $178,000 for the period ended March 31, 1996. Administrative fees for the period ended April 13, 1997 increased by 11%, to $21,000 from $19,000 for the period ended March 31, 1996. The increase in franchise fees is attributable to the number of franchised centers opening during the applicable period. Four franchised centers opened in the period ended April 13, 1997 and two in the period ended March 31, 1996. The increase in revenues from royalties and administrative fees resulted from an increase in the number of franchised centers open as of the end of the period ended April 13, 1997 which was 36 centers compared to the period ended March 31, 1996 which was 28 centers, and the increase in enrollment levels for centers open in both periods.

         Sales revenues generated by Kid's Craft for the period ended April 13, 1997, which constituted 5% of revenues from operations, increased by 54%, to $103,000 from $67,000 for the period ended March 31, 1996, primarily as a result of sales to new franchised centers opened during this period, ongoing sales to existing franchise centers, a retail store and catalog sales.

         Operating Expenses

         Operating expenses include the expenses associated with operating the Company-owned child care centers (including payroll and related expenses, occupancy costs, and the costs of food, supplies, utilities, advertising and insurance); expenses associated with running the Company's franchise operations (including payroll and related expenses, occupancy costs, travel and utilities); and expenses associated with the operation of Kid's Craft (including costs of products, freight, occupancy and utilities); and other general and administrative expenses.

         Aggregate operating expenses for the period ended April 13, 1997 increased by 65%, to $2,483,000 from $1,504,000 in the period ended March 31, 1996. As a percentage of operating revenues, operating expenses decreased to approximately 123% for the period ended April 13, 1997 from approximately 145% for the period ended March 31, 1996. These expense increases were due primarily to increases in expenses associated with "ramp-up" costs for the six additional centers operated by the Company during the period ended April 13, 1997. The decrease as a percent is due to the economies of scale gained from the increased revenue levels and the relatively fixed costs of corporate overhead, as well as various cost cutting measures implemented by the Company during the current fiscal year. These measures have included staff reductions, and the reduction of franchise development costs.

         Operating expenses relating to Company-owned centers for the period ended April 13, 1997, which constituted 69% of total operating expenses, increased by 90%, to $1,717,000 from $906,000 for the period ended March 31, 1996. The increase in operating expenses for Company-owned and operated centers for the period ended April 13, 1997, as compared to the period ended March 31, 1996, is due to the increase in the number of centers and the related increases in rent due to lease obligations, payroll, food costs and other costs increases in proportion to the number of centers operated. The Company expects that aggregate expenses relating to Company-owned centers will continue to increase as the number of Company-owned centers increases. However, over time, the Company will seek to capitalize upon economies of scale. Additionally, as "ramp-up" centers mature beyond their initial period of start-up expenses and low enrollment, the Company believes that expense, as a percentage of revenues, will decrease. Furthermore, the Company is continually in the process of attempting to manage and minimize variable expenses such as payroll, food costs, and supplies. However, the Company believes that the rent structure at many centers is too high for the Company to reach profitability at reasonable enrollment levels, and that three Company-owned centers may never be profitable due to the current rent structure at such centers. The Company is in the process of attempting to renegotiate the terms of many of its leases in order to stem the continuing losses at those centers.

         Costs of goods sold by Kid's Craft for the period ended April 13, 1997, which constituted 3% of total operating expenses, increased by 57%, to $83,000 from $53,000 for the period ended March 31, 1996. This increase was primarily due to an increase in product sales.

         General and administrative expenses, which constituted 28% of total operating expenses and which include the costs of corporate overhead, franchising operations and operating expenses for Kid's Craft, for the period ended April 13, 1997 increased by 25%, to $683,000 from $546,000 for the period ended March 31, 1996. Increases occurred in order to support the substantial increase in the number of centers open and under development and because of additional legal, accounting and consulting expenses resulting from the Company's capital needs. (See Liquidity and Capital Resources.)

         Depreciation and Amortization

         Depreciation and amortization expenses consist of depreciation or amortization of certain equipment, furniture and fixtures, vehicles and leasehold improvements, and goodwill. Depreciation and amortization expense, for the period ended April 13, 1997 increased by $16,000 to $31,000 from $15,000 for the period ended March 31, 1996. This increase was primarily due to depreciation expense resulting from the increase in property and equipment, and amortization of goodwill.

         Interest

         Interest income, net of interest expense, for the period ended April 13, 1997 was $270 as compared to interest income of $33,000 for the period ended March 31, 1996. This change was attributable to the borrowings on the Certificate of Deposit (CD) line of credit offset by interest earned on the CD. In the quarter ended March 31, 1996 interest income was higher due to the overnight investments on the proceeds from the IPO.

          Other Income

         For the period ended April 13, 1997, the Company recorded other income of $9,000, and in the period ended March 31, 1996, $57,000. This decrease is attributable to the gain on the sale of one Company-owned center to a franchisee in the 1996 quarter.

         As a result of the foregoing, the Company recorded a net loss for the period ended April 13, 1997 of $463,000 as compared to a net loss of $379,000 for the period ended March 31, 1996.

                Twenty-eight Weeks Ended April 13, 1997 Compared
                    to Twenty-six Weeks Ended March 31, 1996

         Revenues

         Systemwide revenues (tuition fees from Company-owned and franchised centers) for the period ended April 13, 1997 increased by 95%, to $11,564,000 from $5,928,000 for the period ended March 31, 1996. This increase was due to an increase in the total number of centers open to 56 at April 13, 1997, as compared to 42 open at March 31, 1996 and an increase in average enrollment levels at centers which were open during both periods.

         The Company's revenues from operations for the period ended April 13, 1997 increased by 127%, to $4,285,000 from $1,886,000 for the period ended March 31, 1996. This increase was due to an increase in revenues generated by an increased number of Company-owned centers, an increase in revenues generated by franchising activities and increased revenues generated by Kid's Craft.

         Aggregate revenues generated by Company-owned centers for the period ended April 13, 1997, which constituted 72% of revenues from operations, increased by 159%, to $3,075,000 from $1,185,000 for the period ended March 31, 1996. This increase was due to the increase in the number of Company-owned centers owned and operated during the period ended April 13, 1997 to 20 as compared to 14 Company-owned centers at the end of the period ended March 31, 1996, as well as an increase in the average enrollment in those centers.

         Revenues from franchising activities (franchising fees, royalties and administrative fees) for the period ended April 13, 1997, which constituted 20% of revenues from operations, increased by 48%, to $871,000 from $588,000 for the period ended March 31, 1996. Revenues from franchise fees for the period ended April 13, 1997 increased by 6%, to $230,000 from $218,000 for the period ended March 31, 1996. Royalties for the period ended April 13, 1997 increased by 79%, to $594,000 from $332,000 for the period ended March 31, 1996. Administrative fees for the period ended April 13, 1997 increased by 27%, to $47,000 from $37,000 for the period ended March 31, 1996. The increase in franchise fees is attributable to an increase in the average franchise fee per center, and an increase in the number of franchise applicants who forfeited their franchise fee before opening a center. There were nine franchised centers opened in the period ended April 13, 1997 and ten in the period ended March 31, 1996. The increase in revenues from royalties and administrative fees resulted from increases in the franchised centers open as of the end of the period ended April 13, 1997 (which included eight new centers opened reduced by the four that were acquired by the Company, one that was bought from the Company, and one that was allowed to drop out of the system) compared to the period ended March 31, 1996, and the increase in enrollment levels, for centers open in both periods.

         Sales revenues generated by Kid's Craft for the period ended April 13, 1997, which constituted 8% of revenues from operations, increased by 200%, to $339,000 from $113,000 for the period ended March 31, 1996, primarily as a result of sales to new franchised centers opened during this period, ongoing sales to existing franchise centers, a retail store and catalog sales.

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

         Aggregate operating expenses for the period ended April 13, 1997 increased by 102%, to $5,269,000 from $2,610,000 in the period ended March 31, 1996. As a percentage of operating revenues, operating expenses decreased to approximately 123% for the period ended April 13, 1997 from approximately 138% for the period ended March 31, 1996. These expense increases were due primarily to increases in expenses associated with "ramp-up" costs for the six additional centers operated by the Company during the period ended April 13, 1997. The decrease as a percent is due to the economies of scale gained from the increased revenue levels, and the relatively fixed costs of corporate overhead, as well as various cost cutting measures implemented by the Company during the current fiscal year. These measures have included staff reductions, and the reduction of franchise development costs.

         Operating expenses relating to Company-owned centers for the period ended April 13, 1997, which constituted 69% of total operating expenses, increased by 140%, to $3,666,000 from $1,530,000 for the period ended March 31, 1996. The increase in operating expenses for Company-owned and operated centers for the period ended April 13, 1997, as compared to the period ended March 31, 1996, is due to the increase in the number of centers and the related increases in rent due to lease obligations, payroll, food costs and other costs increases in proportion to the number of centers operated. The Company expects that aggregate expenses relating to Company-owned centers will continue to increase as the number of Company-owned centers increases. However, over time, the Company will seek to capitalize upon economies of scale. Additionally, as "ramp-up" centers mature beyond their initial period of start-up expenses and low enrollment, the Company believes that expenses, as a percentage of revenues, will decrease. Furthermore, the Company is continually in the process of attempting to manage and minimize variable expenses such as payroll, food costs, and supplies. However, the Company believes that the rent structure at many centers is too high for the Company to reach profitability at reasonable enrollment levels, and that three Company-owned centers may never be profitable due to the current rent structure at such centers. The Company is in the process of attempting to renegotiate those lease terms in order to stem the continuing losses at those centers.

         Costs of goods sold by Kid's Craft for the period ended April 13, 1997, which constituted 5% of total operating expenses, increased by 218%, to $254,000 from $80,000 for the period ended March 31, 1996. This increase was primarily due to an increase in product sales.

         General and administrative expenses, which constituted 26% of total operating expenses and which include the costs of corporate overhead, franchising operations and operating expenses for Kid's Craft, for the period ended April 13, 1997 increased by 35%, to $1,349,000 from $999,000 for the period ended March 31, 1996. Increases occurred in all areas of expense due to the substantial increase in the number of centers open and under development, and the additional legal, accounting and consulting expenses resulting from the Company's capital needs. (See Liquidity and Capital Resources.)

         Depreciation and Amortization

         Depreciation  and  amortization  expenses  consists of  depreciation or
amortization  of  certain  equipment,   furniture  and  fixtures,  vehicles  and
leasehold improvements, and goodwill.

Depreciation and amortization expense, for the period ended April 13, 1997 increased by $57,000 to $78,000 from $21,000 for the period ended March 31, 1996. This increase was primarily due to depreciation expense resulting from the increase in property and equipment, and amortization of additional goodwill.

         Interest

         Interest income, net of interest expense, for the period ended April 13, 1997 was $8,000 as compared to interest expense of $2,000 for the period ended March 31, 1996. This change was attributable to the pay-off of the line of credit in December 1995 somewhat offset by recent additional borrowings, overnight investments in the Company's sweep account resulting from the proceeds of the initial public offering, and the elimination of capital lease obligations and the amortization of debt issuance costs which was included in interest expense during the period March 31, 1996, offset by borrowings on the CD line of credit in fiscal year 1997.

          Other Income

         For the period ended April 13, 1997, the Company recorded other income of $151,000, and in the period ended March 31, 1996, $59,000. This increase is attributable to the gain on the sale of one Company-owned center to a franchisee, the early retirement of certain debt obligations at a favorable discount and the commission earned from the transfer of one franchised center to another franchisee.

         As a result of the foregoing, the Company recorded a net loss for the period ended April 13, 1997 of $825,000 as compared to a net loss of $667,000 for the period ended March 31, 1996.

         Seasonality

         Due to the annual seasonal reduction in enrollment during the summer months, which occurs throughout the child care industry, the Company historically has experienced a decrease in tuition revenues during the fourth quarter of each fiscal year (July through September). The Company expects to continue to experience such a decrease in tuition revenues during the fourth quarter of its current fiscal year. As a result, the Company's annual earnings have been and will continue to be heavily dependent on the results of operations during the first three quarters of each year.


Liquidity and Capital Resources

         During the period ended April 13, 1997, the Company has satisfied its cash requirements from cash flow from operations, the remaining proceeds from the initial public offering, the sale of one Company-owned center and draws on the line of credit secured by a CD. The primary uses of cash have been for operations, the purchase of supplies, financing the start-up of one new

Company-owned center, the acquisition of four centers from franchisees and capital expenditures.

         Net cash used in operating activities for the period ended April 13, 1997 totaled approximately $1,252,000, reflecting, primarily, the net loss of $825,000, increases in restricted cash, inventory, franchise development costs and decreases in deferred franchise fees, offset by increases in accounts payable. Net cash provided by investing activities for the period ended April 13, 1997 totaled approximately $6,000, reflecting the sale of one Company-owned center, offset by the acquisition of two centers and capital expenditures.

         The Company has renewed through September 3, 1997 its bank line of credit which permits the Company to borrow up to $200,000, with interest at the rate of 1.5% over the bank's prime rate. The line of credit is collateralized by all inventory, equipment and accounts receivable of the Company and its subsidiaries. The Company also has available the ability to borrow $500,000 against a CD for the same amount. The interest cost is 2% greater than the interest earnings of the CD. This line of credit expires on July 26, 1997. At April 13, 1997, there were borrowings of $255,000 against the CD line of credit and the Company had no borrowings against the $200,000 line of credit.

         As of April 13, 1997, the Company's total debt obligations (exclusive of trade credit and the CD line of credit borrowing) consisted of $178,000 which included a $48,000 small business loan, a $39,000 equipment loan, an $11,000 vehicle loan and various notes payable as a result of the purchase of franchisee centers.

         The Company continues to be engaged in a variety of measures aimed at reducing costs. In September 1996, the Company reduced its corporate staff by nine and reduced its franchise advertising expenditures. In January 1997, the Company reduced its corporate and administrative staff by eight. A private placement of equity financing was pursued in April and May of 1997 to address the Company's capital needs. The Company is now reviewing the possibility of eliminating additional staff positions from its corporate office, and reducing salaries of the more highly compensated employees. The Company is also investigating and evaluating various other measures including the selling or closing of certain unprofitable centers, and the renegotiation of leases at most Company-owned centers, and has elected to eliminate the advertising of franchise opportunities for the foreseeable future.

         Despite the above and other measures taken to reduce expenses, the Company's financial position has deteriorated. On May 20, 1997, the Company announced that the private placement was not successful. As a result thereof and because of the continued deterioration of the Company's financial position, the Company faces a serious liquidity problem unless necessary additional financing is immediately identified. At May 27, 1997, the Company has borrowed the remaining amounts available on its CD Line of Credit. The Company was advised on June 2, 1997 that the Company's $200,000 bank line of credit (of which $8,000 was drawn on as of May 30, 1997) was withdrawn by the Bank. As of the date of this filing, the Company estimates that it can only continue to satisfy its debt obligations and working capital requirements until the beginning of June 1997. The Board is actively pursuing all of its alternatives with respect to this problem.

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

Item 2.  Changes in Securities.
Not applicable.

Item 3.  Defaults Upon Senior Securities.
The Company is currently in default under its loan documents with Sparks Bank, and the Bank has withdrawn the Company's line of credit.

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

Item 5.  Other Information.
The following events occurred subsequent to the end of the period for which this report is being filed:

CHANGE OF CONTROL
        George L. Miller, Pauline J. Miller and Michael J. Miller, the principal stockholders of the Company, have assumed control of the Company as a result of acquiring sufficient additional shares of the Company's common stock to give them a majority. By written consent without a meeting executed and delivered to the Company on Friday, May 30, 1997, the Millers have increased the size of the Board of Directors, adding three new Directors, and have replaced two of the existing Directors of the Company. A third existing Director resigned on June 2, 1997.

MANAGEMENT CHANGE
        On Saturday, May 31, 1997, the newly seated Board of Directors placed Angelo D. Bizzarro, the Company's Chief Executive Officer, on administrative leave. Michael J. Miller, President of the Company, has temporarily assumed the duties of the Chief Executive Officer in Mr. Bizzarro's absence, in accordance with the Company's Bylaws.

DELISTING BY BOSTON STOCK EXCHANGE
        By letter of May 28, 1997, received by the Company on June 2, 1997, the Company was advised that the Boston Stock Exchange proposed to remove the Company's common stock and warrants from listing and registration effective June 25, 1997.

                                   SIGNATURE
In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KIDDIE ACADEMY INTERNATIONAL, INC.


June 2, 1997                            By:  __________________________________
Date                                         Michael J. Miller,
                                             President


June 2, 1997                            By:  __________________________________
Date                                         Guy A. Matta
                                             Chief Financial Officer

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



                                             Kiddie Academy International, Inc.



                                             BY: -----------------------
June 2, 1997                                      Michael J. Miller
-----------------                                 President
Date



                                              BY: ----------------------
June 2, 1997                                       Guy A. Matta
----------------                                   Chief Financial Officer
Date

                                   SIGNATURE



In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Kiddie Academy International, Inc.


  June 2, 1997                            BY:
---------------------                        ----------------------------------
Date                                              Michael J. Miller
                                                  President



  June 2, 1997                            BY:
---------------------                        ----------------------------------
Date                                               Guy A. Matta
                                                   Chief Financial Officer