Form 10QSB
period 1997-07-06
KIDDIE ACADEMY INTERNATIONAL INC
filed 1997-08-20
CIK 1001320

                   U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 06, 1997


Commission file number      1-14052
                       -----------------------------------------

                      Kiddie Academy International, Inc.
                   ---------------------------------------

        (Exact name of small business issuer as specified in its charter)


DELAWARE                                              52-1938283
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                     Identification No.)

                    108 Wheel Road, Bel Air, Maryland 21015
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (410) 515-0788
                          ---------------------------
                          (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

     The number of shares outstanding of common stock, as of July 06, 1997:
2,025,000 shares of common stock.
---------------------------------

     Transitional Small Business Disclosure Format (check one):
            Yes        No   X
                -----     -----

KIDDIE ACADEMY INTERNATIONAL, INC.


Index
----------------------------------------------------------------------------
                                                                       Page


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

   Consolidated Balance Sheets for July 06, 1997 (Unaudited)
   and September 29, 1996                                                 1

   Unaudited Consolidated Statements of Operations                        2

   Unaudited Consolidated Statements of Cash Flows                        3

   Notes to Unaudited Consolidated Financial Statements                 4-5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                6-17

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              18

ITEM 5. OTHER INFORMATION                                                19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 19

SIGNATURE

         EXHIBIT 3  SECOND AMENDED AND RESTATED BY-LAWS
         EXHIBIT 27 FINANCIAL DATA SCHEDULE
         EXHIBIT 99 ADDITIONAL EXHIBITS

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

KIDDIE ACADEMY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS


                                                                         July 06,                  September 29,
                                                                           1997                        1996
ASSETS                                                                 (UNAUDITED)
                                                                     -----------------           -----------------
Current assets:
           Cash and cash equivalent                                           $36,446                   $1,232,098
           Accounts receivable                                                116,933                      127,972
           Prepaid expenses                                                   121,428                       60,024
           Inventories                                                         86,347                       90,347
           Notes receivable, current                                           28,822                       15,361
           Franchise development costs                                        756,556                      699,527
                                                                     -----------------           ------------------
                        Total current assets                                1,146,532                    2,225,329

Property and equipment                                                        958,577                    1,057,066
Accumulated depreciation                                                     (375,136)                    (300,086)
                                                                     -----------------           ------------------
                        Net property and equipment                            583,441                      756,980
                                                                     -----------------           ------------------

Notes receivable, long-term                                                   128,328                      136,635
Goodwill                                                                      139,508                      116,910
Deposits                                                                       58,901                      105,437
                                                                     -----------------           ------------------
                        Total assets                                       $2,056,710                   $3,341,291
                                                                     =================           ==================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
           Notes payable                                                       $8,000                         --
           Accounts payable and accrued expenses                            1,276,725                     $787,654
           Deferred franchise license fees                                  1,083,001                    1,125,002
           Reserve for closed centers                                       1,306,814                         --
           Current portion of long-term debt                                   48,052                      111,114
           Current portion of deferred rent credits                            93,992                       93,992
                                                                     -----------------           ------------------
                        Total current liabilities                           3,816,584                    2,117,762

Long-term debt                                                                 69,203                      190,312
Reserve for closed centers                                                  4,563,039                         --
Deferred rent payments                                                        132,084                      159,005
Deferred rent credits                                                         209,674                      281,976
                                                                     -----------------           ------------------
                        Total liabilities                                   8,790,584                    2,749,055
                                                                     -----------------           ------------------
Stockholders' (deficit) equity:
           Preferred stock, par value $0.01 per share:
             authorized 1,000,000 shares; no shares issued and
             outstanding                                                         --                           --
           Common stock, par value $0.01 per share:
             authorized 10,000,000 shares; issued and
             outstanding 2,025,000                                             20,250                       20,250
           Additional paid-in capital                                       4,281,582                    4,260,280
           Accumulated deficit                                            (11,035,706)                  (3,688,294)
                                                                     -----------------           ------------------
                        Total stockholders' (deficit) equity               (6,733,874)                     592,236
                                                                     =================           ==================
                        Total liabilities and stockholders'
                        (deficit) equity                                   $2,056,710                   $3,341,291
                                                                     =================           ==================

See notes to consolidated financial statements (unaudited).

KIDDIE ACADEMY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                12 weeks            13 weeks                40 weeks            39 weeks
                                             ended July 06,      ended June 30,          ended July 06,       ended June 30,
                                                  1997                1996                    1997                1996
                                            --------------------------------------      ----------------------------------------
REVENUES:
           Company-owned mature centers              $490,001            $451,700             $1,526,944             $1,238,601
           Company-owned new centers                  970,354             451,394              3,008,333                849,841
           Franchise license fees                      30,000              85,739                260,000                304,149
           Franchise royalties                        290,402             202,555                884,670                534,555
           Product sales                               74,180              65,665                412,834                178,513
           Administrative fees                         22,870              18,668                 70,003                 56,044
                                            --------------------------------------      ----------------------------------------
                 Total revenue                      1,877,807           1,275,721              6,162,784              3,161,703

OPERATING EXPENSES:

           Company-owned mature centers               422,009             425,242              1,332,002              1,161,714
           Company-owned new centers                1,225,256             720,470              3,981,753              1,514,339
           Cost of product sales                       91,393              78,741                345,250                158,994
           Restructuring charge                     5,963,282                --                5,963,282                   --
           General and administrative                 689,345             502,606              2,038,082              1,501,725
                                            --------------------------------------      ----------------------------------------
                 Total operating expenses           8,391,285           1,727,059             13,660,369              4,336,772
                                            --------------------------------------      ----------------------------------------

                 Loss from operations              (6,513,478)           (451,338)            (7,497,585)            (1,175,069)


INTEREST (EXPENSE) INCOME                              (4,064)             23,957                  4,238                 21,863

OTHER (EXPENSE) INCOME, net                            (4,777)               --                  145,935                 59,187
                                            --------------------------------------      ----------------------------------------
NET LOSS                                          ($6,522,319)          ($427,381)           ($7,347,412)           ($1,094,019)
                                            ======================================      ========================================

NET LOSS PER COMMON SHARE                              ($3.22)             ($0.21)                ($3.63)                ($0.63)
                                            ======================================      ========================================

WEIGHTED AVERAGE SHARES OUTSTANDING                 2,025,000           2,051,909              2,025,000              1,746,353
                                            ======================================      ========================================


See notes to consolidated financial statements (unaudited).

KIDDIE ACADEMY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  40 weeks ended                   39 weeks ended
                                                                  July 06, 1997                     June 30, 1996
                                                                -------------------              --------------------
    Cash flows from operating activities
           Net loss                                                    ($7,347,412)                   ($1,094,019)
           Adjustments to reconcile net loss to net cash
             used in operating activities:
             Depreciation and amortization                                 132,797                         51,118
             Loss on disposal of asset                                     108,376                        (56,598)
             Gain on extinguishment of debt                                 66,092                           --
             Amortization of debt issuance costs                              --                           26,667
             Reserve for closed centers                                  5,574,853                           --
           Changes in assets and liabilities:
             Accounts receivable                                            11,039                        (35,584)
             Inventory                                                       4,000                        (70,305)
             Notes receivable                                               (5,154)                       (50,907)
             Franchise development costs                                   (57,029)                      (187,197)
             Other assets                                                  (14,868)                      (175,409)
             Accounts payable and accrued expenses                         598,307                       (170,160)
             Deferred franchise license fees                               (42,001)                       158,811
             Other liabilities                                                --                           89,874
                                                                -------------------              -----------------
             Net cash used in operating activities                      (1,103,184)                    (1,513,709)
                                                                -------------------              -----------------

           Cash flows from investing activities:
            Disposal of property and equipment                              36,872                           --
            Acquisition of property and equipment                          (33,862)                     (520,955)

            Proceeds from disposal of property and equipment                 9,272                         40,000
                                                                -------------------              ----------------
             Net cash provided by (used in) investing
             activities                                                     12,282                       (480,955)
                                                                -------------------              -----------------

           Cash flows from financing activities:
            Borrowings/(payments) on notes payable                           8,000                       (149,861)
            Payments to shareholders                                          --                          (87,722)
            Proceeds from IPO                                                 --                        3,998,613
            (Payments)/borrowings of long-term debt                       (112,750)                       224,055
                                                                -------------------              -----------------
             Net cash (used in) provided by financing
             activities                                                   (104,750)                     3,985,085
                                                                -------------------              -----------------

             Net (decrease) increase in cash                            (1,195,652)                     1,990,421

           Cash, beginning of period                                     1,232,098                         51,527
                                                                -------------------              -----------------

           Cash, end of period                                             $36,446                     $2,041,948
                                                                ===================              =================
           Non-cash investing and financing activities:

           Write-off of deferred compensation                                 --                         $110,000
           Early retirement of long-term debt                             $110,386                           --
           Notes received in connection with sale of center                 98,815                           --
           Notes payable in connection with purchase of center              51,435                           --
           Notes receivable retired in connection with
             purchase of center                                             68,657                           --

See notes to consolidated financial statements (unaudited).

                       KIDDIE ACADEMY INTERNATIONAL, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        JULY 06, 1997 AND JUNE 30, 1996


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

        (b)    Net Loss Per Common Share
        Net loss per common share is determined by dividing the net loss by the weighted average number of common and common share equivalents outstanding. Weighted average shares used in computing net loss per common share for the period ended July 06, 1997 consist solely of 2,025,000 shares of common stock issued, as the effect of the warrants would be antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock options and warrants granted during the 12-month period prior to the expected date of the initial filing of the Registration Statement, with exercise prices below the initial public offering price, have been included in the calculation of the period ended June 30, 1996 common share equivalents, using the treasury stock method, for the period. Weighted average shares used in computing net loss per common share for the period ended June 30, 1996 consist of 2,051,909 weighted average shares of common stock outstanding and common stock equivalents.

        (c)     Fiscal Year-end
        During fiscal year 1996, the Company changed its fiscal year to a 52 or 53 week period which ends the Sunday nearest to September 30. As a result, the first quarter of fiscal year 1997 ended on January 19, 1997, the second quarter ended April 13, 1997, and the third quarter ended on July 06, 1997.

2.      COMMITMENTS AND CONTINGENCIES

        In October 1996, the employment agreements with George Miller and Michael Miller were each extended and will expire on February 19, 2000.

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

3.      EARNINGS PER SHARE

        In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (EPS) which simplifies the standards for computing EPS previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997. Had the following statement been effective for the quarters and the nine months ended July 06, 1997 and June 30, 1996, earnings per share would have been presented as follows:

                                        12 weeks              13 weeks          40 weeks             39 weeks
                                     ended July 06,         ended June 30,    ended July 06,       ended June 30,
                                        1997                    1996             1997                 1996
                                     --------------------------------------   -----------------------------------
     1.  Earnings per common share      ($3.22)              ($0.21)            ($3.63)           ($0.63)
     2.  Earning per common share-
          assuming dilution             ($3.22)              ($0.21)            ($3.63)           ($0.63)

4.      RESTRUCTURING CHARGE

        During the quarter ended July 6, 1997, the Company approved a plan to
(i) close nine corporate centers located in areas where conditions no longer support an economically viable operation and (ii) to restructure its operating management to better serve the remaining centers. Accordingly, the Company recorded a $6.0 million restructuring charge to provide for costs associated with the center closures and restructuring. The charge includes approximately $5.5 million to reflect the Company's full rent obligations and real estate taxes for the remaining lease terms of the closed centers. The charge also includes restructuring and other costs related to the closures as follows:


Write-off of furniture, fixtures, equipment and
leasehold improvements abandoned
in connection with closures                                            $169,085
Nonresidential real property lease obligations                        5,455,076
Write-off of accounts receivable                                         44,121
CEO severance benefit                                                   295,000
                                                                     ----------
Total Provision                                                       5,963,282

Asset write-offs                                                       (213,206)
Other - deferred rent payments                                          119,777
                                                                     ----------
Reserved for Closed Centers -- July 06, 1997                         $5,869,853
                                                                     ==========

        Revenue and net operating loss of the centers that have been closed were $1,662,000 and $764,000, respectively, for the period ended July 06, 1997.

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

FORWARD-LOOKING STATEMENTS

     When used in this report, press releases and elsewhere by management of the Company from time to time, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements; the most important of which is to negotiate successful resolution of disputes and litigation with creditors as to amounts owed them. Other factors include the Company's ability to "ramp-up" newly opened centers to profitable enrollment levels within a reasonable period of time; the Company's ability to identify and secure on acceptable terms suitable locations on which to construct franchised centers; the Company's continued ability to compete in this segment of the market; the relatively small number of Company-owned and franchised centers currently operating, which could cause poor operating results at any one center or any unsuccessful new center opening to have a negative impact on the Company's overall results to a greater extent than would be the case in a larger chain; the Company's dependence on franchisees which could cause the Company's revenues from franchise fees and royalties to be adversely affected if the Company's franchisees experience business or operational difficulties; the failure of one or more franchisees to meet its or their obligations under its or their leases, which could have a material adverse effect on the business, operations and financial condition of the Company to the extent such obligations have been guaranteed by the Company; the Company's need to comply with numerous state and local governmental regulations and licensing requirements; and other risk factors that are discussed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

     The Company derives revenue from three sources: (i) weekly tuition generated at the 12 Company-owned and operated centers; (ii) fees from franchisees, including one-time franchise licensing fees currently totaling $40,000 per new franchised center, ongoing royalties equal to 7% of each franchised center's gross revenues, and weekly administrative fees of approximately $54 per franchised center; and (iii) the sale of school supplies, educational toys and equipment by Kid's Craft. The Company currently has 49 centers, 12 of which are Company owned and 37 of which are franchised.

     The number of corporate centers decreased during the 12 week period ended July 06, 1997, from 20 to 12, as nine centers were closed and one new center was opened.

     The number of franchised centers increased from 36 to 37 during the 12 week period ended July 06, 1997 by the opening of one new center.

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

     The significant growth in the number of Company-owned centers experienced by the Company during fiscal year 1996 and continued growth during the first three quarters of fiscal year 1997 contributed significantly to the Company's continued losses. During this period, the number of Company-owned or operated centers increased from seven to 20, but by the end of the quarter the number decreased to 12 due to nine center closings and one new center opening. Of these 21 centers, fifteen were not performing to expected levels at the end of the period ended July 06, 1997 and the losses from these fifteen centers were greater than the income earned by the remaining six centers. As a result, of this the Company decided to close nine under-performing centers. Of the six remaining under-performing centers, two are new (open less then one year) and the remaining four are still in ramp-up. These six centers, while not yet performing up to expected levels, were not closed because they were logistically and geographically easier to manage as compared with the nine which were closed.

     The Company believes that its continued losses are attributable to three major causes: first, the fixed rent structure which causes high expenses in relation to revenue, second, new centers require up to twenty-four months to "ramp-up" to expected performance levels, and, finally, all of the newly acquired centers are still in the "ramp-up" stage, approximately two-thirds of the Company-owned centers were managed by or acquired from franchisees, and the "ramp-up" period for those centers has been longer than anticipated.

     New centers typically require 24 months to "ramp-up." Of the Company-owned centers, only five have been operated by the Company for more than 24 months. In addition, many of the centers acquired by the Company during fiscal years 1996 and 1997 were pruchased from franchisees.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected information from the Company's Consolidated Statements of Operations (except for systemwide centers open at end of the period and systemwide revenues), and amounts expressed as a percentage of revenues from operations. Due to the Company changing to a 52/53 week fiscal year, the quarter ended July 06, 1997 consisted of 12 weeks and the quarter ended June 30, 1996 consisted of 13 weeks. The year to date comparisons include 40 weeks for the period ended July 06, 1997 and 39 weeks for the period ended June 30, 1996. While this has a minor impact on comparability, it was not deemed material enough to provide a pro forma of these results.

                                                 12 WEEKS                 13 WEEKS
                                              ENDED JULY 06,           ENDED JUNE 30,
                                                   1997                   1996
                                          -----------------------  -----------------------

                                              1997                     1997
Systemwide centers open                            49                         46


Systemwide revenues                        $5,609,000                 $3,797,000
                                        ==============                =============

Revenues from operations:
            Company-owned centers          $1,460,000         78%       $903,000        71%
            Franchise operations             $344,000         18%       $307,000        24%
             Product sales                    $74,000          4%        $66,000         5%


                                        --------------             --------------
                 Total Revenues            $1,878,000        100%     $1,276,000       100%

Operating Expenses                         $2,428,000        129%     $1,727,000       135%
Restructuring charge                        5,963,000      (318)%           --         --

Net operating loss                        ($6,513,000)     (347)%      ($451,000)     (35)%
Interest (expense) income                     ($4,000)         0%        $24,000         2%
Other (expense) income                        ($5,000)         0%           --         --
                                        --------------             --------------

Net Loss                                  ($6,522,000)     (347)%      ($427,000)     (33)%
                                        ==============             ==============



                                               40 WEEKS                 39 WEEKS
                                             ENDED JULY 06,           ENDED JUNE 30,
                                                1997                      1996
                                          ---------------------    -----------------------
Systemwide centers open                               49                     40


Systemwide revenues                          $17,173,000               $9,725,000
                                         ===============              ===============

Revenues from operations:
            Company-owned centers             $4,535,000     74%       $2,088,000       66%
            Franchise operations              $1,215,000     20%         $895,000       28%
             Product sales                      $413,000      6%         $179,000        6%


                                         ----------------         ----------------
                 Total Revenues               $6,163,000    100%       $3,162,000      100%

Operating Expenses                            $7,698,000    125%       $4,337,000      137%
Restructuring charge                           5,963,000   (97)%             --        --

Net operating loss                           ($7,498,000) (122)%      ($1,175,000)    (37)%
Interest (expense) income                         $4,000      0%          $22,000        1%
Other (expense) income                          $146,000      2%          $59,000        2%
                                         ----------------         ----------------

Net Loss                                     ($7,348,000) (119)%      ($1,094,000)    (35)%
                                         ================         ================


                TWELVE-WEEK PERIOD ENDED JULY 06, 1997 COMPARED
                  TO THIRTEEN-WEEK PERIOD ENDED JUNE 30, 1996


     Revenues

     Systemwide revenues (tuition fees from Company-owned and franchised centers) for the period ended July 06, 1997 increased by 48%, to $5,609,000 from $3,797,000 for the period ended June 30, 1996. This increase was due to an increase in the total number of centers open for the majority of the period to 58 (this number includes nine corporate centers closed during the last two weeks of the quarter which resulted in 49 open centers as of July 06, 1997), as compared to 46 open at June 30, 1996, and an increase in average enrollment levels at centers which were open during both periods.

     The Company's revenues from operations for the period ended July 06, 1997 increased by 47%, to $1,878,000 from $1,276,000 for the period ended June 30, 1996. This increase was primarily due to the increase in revenues generated by an increased number of Company-owned centers, as well as an increase in revenues generated by franchising activities and increased revenues generated by Kid's Craft, and increased enrollment at existing centers.

     Aggregate revenues generated by Company-owned centers for the period ended July 06, 1997, which constituted 78% of revenues from operations, increased by 62% to $1,460,000, from $903,000 for the period ended June 30, 1996. This increase was due primarily to the increase in (i) the number of Company-owned centers owned and operated during the majority of the period ended July 06, 1997 to 21 (9 of the 21 were closed during the last two weeks of the quarter ended July 06, 1997) as compared to 14 Company-owned centers at the end of the period ended June 30, 1996 and (ii) the average enrollment in the centers open during both periods.

     Revenues from franchising activities (franchising fees, royalties and administrative fees) for the period ended July 06, 1997, which constituted 18% of revenues from operations, increased by 12%, to $344,000 as compared with $307,000 for the period ended June 30, 1996. Revenues from franchise fees for the period ended July 06, 1997 decreased by 65%, to $30,000 from $86,000 for the period ended June 30, 1996. Royalties for the period ended July 06, 1997 increased by 43%, to $290,000 from $203,000 for the period ended June 30, 1996. Administrative fees for the period ended July 06, 1997 increased by 21%, to $23,000 from $19,000 for the period ended June 30, 1996. The decrease in franchise fees is primarily attributable to the decrease in the number of franchised centers opening during the applicable period. One franchised center opened in the period ended July 06, 1997 as compared with four in the period ended June 30, 1996. The increase in revenues from royalties and administrative fees paid by franchisees resulted primarily from an increase in enrollment levels for centers open in both periods and an increase in the number of franchised centers to 37 as of the end of the period ended July 06, 1997 as compared to 32 centers open as of June 30, 1996.

     Sales revenues generated by Kid's Craft for the period ended July 06, 1997, which constituted 4% of revenues from operations, increased by 12%, to $74,000 as compared with $66,000 for the period ended June 30, 1996, primarily as the result of sales to new franchised centers opened during this period, improved ongoing sales to existing franchise centers, the opening of a retail store and the implementation of catalog sales.

     Operating Expenses

     Operating expenses include the expenses associated with operating the Company-owned child care centers (including payroll and related expenses, occupancy costs, and the costs of food, supplies, utilities, advertising and insurance); expenses associated with administering the Company's franchise operations (including payroll and related expenses, occupancy costs, travel and utilities); and expenses associated with the operation of Kid's Craft (including costs of products, freight, occupancy and utilities); and other general and administrative expenses.

     Operating expenses for the period ended July 06, 1997 increased by 41%, to $2,428,000 as compared with $1,727,000 in the period ended June 30, 1996. As a percentage of operating revenues, operating expenses decreased to approximately 129% for the period ended July 06, 1997 from approximately 135% for the period ended June 30, 1996. This decrease as a percent is due to higher revenues and economics of scale gained on corporate overhead.


     A restructuring charge of approximately $6.0 million was incurred in the third quarter of fiscal year 1997 due to the closure of nine under-performing centers. This closure includes recognizing the future lease obligations for these locations ($5.5 million), the write-off of all furniture fixtures and leasehold improvements ($169,000), accounts receivable ($147,000) and the severance benefit of the former CEO ($295,000) (Also see footnote number four). The Company intends to work with certain landlords to obtain replacement tenants for these properties and enforce their legal rights with respect to other landlords in an effort to mitigate the Company's damages under these leases. The severance benefit of the former CEO is also subject to an obligation to mitigate damages and the condition precedent that the CEO execute a general release for the benefit of the Company. Neither the amount owing on the Company's future lease obligations for these locations nor the amount owed to the former CEO can be determined with certainty at this time. The Company intends to raise all of its defenses, including mitigation, with regard to these amounts.

     Operating expenses relating to Company-owned centers for the period ended July 06, 1997, which constituted 23% of total operating expenses, increased by 44%, to $1,647,000 from $1,146,000 for the period ended June 30, 1996. The increase in operating expenses for Company-owned and operated centers for the period ended July 06, 1997, as compared to the period ended June 30, 1996, is due to the increase in the number of centers and the related increases in rent, payroll, food costs and other cost increases in proportion to the number of centers operated and the number of enrollees. As centers in the "ramp-up" phase mature beyond their initial period of high start-up expenses and low enrollment, the Company believes that expenses, as a percentage of revenues, will decrease. Furthermore, the Company is continually in the process of attempting to manage and minimize variable expenses such as payroll, food costs, and supplies.

     Costs of goods sold by Kid's Craft for the period ended July 06, 1997, which constituted 1% of total operating expenses, increased by 28%, to $91,000 from $79,000 for the period ended June 30, 1996. This increase was primarily due to an corresponding increase in product sales.

     General and administrative expenses, which constituted 9% of total operating expenses and which included the costs of corporate overhead, franchising operations and operating expenses for Kid's Craft, for the period ended July 06, 1997 increased by 34%, to $675,000 from $503,000 for the period ended June 30, 1996. Increases occurred due to the substantial increase in the number of centers open and under development and because of additional legal, accounting and consulting expenses resulting from the Company's attempts to obtain additional financing.

     Depreciation and Amortization

     Depreciation and amortization expenses consisted of the depreciation or amortization of certain equipment, furniture and fixtures, vehicles and leasehold improvements, and goodwill. Depreciation and amortization expense, for the period ended July 06, 1997 increased to $55,000 from $15,000 for the period ended June 30, 1996. This increase was primarily due to depreciation expense resulting from the increase in property and equipment, and amortization of goodwill.

     Interest

     Interest expense, net of interest income, for the period ended July 06, 1997 was $4,000 as compared to interest income of $24,000 for the period ended June 30, 1996. This change was attributable to the borrowings on the Certificate of Deposit (CD) line of credit offset by interest earned on the CD. In the quarter ended June 30, 1996 interest income was higher due to overnight investments on available cash balances.

     Other Income

     For the period ended July 06, 1997, the Company recorded other expenses of $5,000, and in the period ended June 30, 1996, $0.

     Summary

     As a result of the foregoing, the Company recorded a net loss for the period ended July 06, 1997 of $6,522,000, which includes the $5,963,000 restructuring charge, as compared to a net loss of $427,000 for the period ended June 30, 1996.

                   FORTY WEEKS ENDED JULY 06, 1997 COMPARED
                    TO THIRTY-NINE WEEKS ENDED JUNE 30, 1996


     Revenues

     Systemwide revenues (tuition fees from Company-owned and franchised centers) for the period ended July 06, 1997 increased by 77%, to $17,173,000 from $9,725,000 for the period ended June 30, 1996. This increase was due to an increase in the total number of centers open for the majority of the period to 58 (this number includes 9 corporate centers closed during the last two weeks of the quarter which resulted in 49 open centers as of July 06, 1997) as compared to 46 open at June 30, 1996 and an increase in average enrollment levels at centers which were open during both periods.

     The Company's revenues from operations for the period ended July 06, 1997 increased by 77%, to $6,163,000 from $3,162,000 for the period ended June 30, 1996. This increase was due to an increase in the number of Company-owned centers, an increase in revenues generated by franchising activities, increased revenues generated by Kid's Craft, and increased enrollment at existing centers.

     Aggregate revenues generated by Company-owned centers for the period ended July 06, 1997, which constituted 74% of revenues from operations, increased by 117%, to $4,535,000 as compared with $2,088,000 for the period ended June 30, 1996. This increase was due primarily to the increase in the number of Company-owned centers owned and operated during the period ended July 06, 1997 to 21 (nine of the 21 were closed during the last two weeks of the quarter ended July 06, 1997) as compared to 14 Company-owned centers at the end of the period ended June 30, 1996 as well as an increase in average enrollment.

     Revenues from franchising activities (franchising fees, royalties and administrative fees) for the period ended July 06, 1997, which constituted 20% of revenues from operations, increased by 36%, to $1,215,000 from $895,000 for the period ended June 30, 1996. Revenues from franchise fees for the period ended July 06, 1997 decreased by 14%, to $260,000 from $304,000 for the period ended June 30, 1996. Royalties for the period ended July 06, 1997 increased by 65%, to $885,000 from $535,000 for the period ended June 30, 1996.
Administrative fees for the period ended July 06, 1997 increased by 25%, to $70,000 from $56,000 for the period ended June 30, 1996. The decrease in franchise fees is primarily attributable to an increase in the number of franchise applicants who forfeited their franchise fee in the prior year before opening a center. There were 10 franchised centers which opened in the period ended July 06, 1997 and ten in the period ended June 30, 1996. The increase in revenues from royalties and administrative fees paid by franchisees, was due to an increase in enrollment levels for franchised centers open in both periods and an increase in the franchised centers open as of the end of the period ended July 06, 1997 (which included nine new franchised centers opened reduced by the four that were acquired by the Company, increased by one that was bought from the Company, and reduced by one that was allowed to drop out of the system) compared to the period ended June 30, 1996.

     Sales revenues generated by Kid's Craft for the period ended July 06, 1997, which constituted 6% of revenues from operations, increased by 131%, to $413,000 from $179,000 for the period ended June 30, 1996, primarily as a result of sales to new franchised centers opened during this period, improved ongoing sales to existing franchise centers, the opening of a retail store and the implementation of catalog sales.

     Operating Expenses

     Operating expenses include the expenses associated with operating the Company-owned child care centers (including payroll and related expenses, occupancy costs, and the costs of food, supplies, utilities, advertising and insurance); expenses associated with administering the Company's franchise operations (including payroll, commissions and related expenses, occupancy costs, advertising, travel and utilities); and expenses associated with the operation of Kid's Craft (including costs of products, freight, occupancy and utilities); and other general and administrative expenses.

     Operating expenses for the period ended July 06, 1997 increased by 77%, to $7,698,000 as compared with $4,337,000 in the period ended June 30, 1996. As a percentage of operating revenues, operating expenses decreased to approximately 125% for the period ended July 06, 1997 from approximately 137% for the period ended June 30, 1996. This decrease as a percent is due to higher revenues in the period as compared to last period and some economies of scale gained on corporate overhead.

     A restructuring charge of approximately $6.0 million was incurred in the third quarter of fiscal year 1997 due to the closure of nine under performing centers. This closure includes recognizing the future lease obligations for these locations ($5.5 million), the write-off of all furniture, fixtures, and leasehold improvement ($169,000), accounts receivable ($147,000) and the severance benefit of the former CEO ($295,000) (Also see footnote number four). The Company intends to work with certain landlords to obtain replacement tenants for these properties and enforce their legal rights with respect to other landlords in an effort to mitigate the Company's damages under these leases. The severance benefit of the former CEO is also subject to an obligation to mitigate damages and the condition precedent that the CEO execute a general release for the benefit of the Company. Neither the amount owing on the Company's future lease obligations for these locations nor the amount owed to the former CEO can be determined with certainty at this time. The Company intends to raise all of its defenses, including mitigation, with regard to these amounts.

     Operating expenses relating to Company-owned centers for the period ended July 06, 1997, which constituted 42% of total operating expenses, increased by 99%, to $5,314,000 from $2,676,000 for the period ended June 30, 1996. The increase in operating expenses for Company-owned and operated centers for the period ended July 06, 1997, as compared to the period ended June 30, 1996, is due to the increase in the number of centers and the related increases in rent, payroll, food costs and other cost increases in proportion to the number of centers operated and the number of enrollees. As centers in the "ramp-up" phase mature beyond their initial period of high start-up expenses and low enrollment, the Company believes that expenses, as a percentage of revenues, will decrease. Furthermore, the Company is continually in the process of attempting to manage and minimize variable expenses such as payroll, food costs, and supplies.

     Costs of goods sold by Kid's Craft for the period ended July 06, 1997, which constituted 3% of total operating expenses, increased by 117%, to $345,000 from $159,000 for the period ended June 30, 1996. This increase was primarily due to a corresponding increase in product sales.

     General and administrative expenses, which constituted 16% of total operating expenses and which included the costs of corporate overhead, franchising operations and operating expenses for Kid's Craft, for the period ended July 06, 1997 increased by 35%, to $2,024,000 from $1,502,000 for the period ended June 30, 1996. Expenses increased in all expense items due to the increase in the number of centers open and under development, and the legal, accounting and consulting expenses resulting from the Company's attempts to obtain additional financing.

     Depreciation and Amortization

     Depreciation and amortization expenses consisted of depreciation or amortization of certain equipment, furniture and fixtures, vehicles and leasehold improvements, and goodwill. Depreciation and amortization expense, for the period ended July 06, 1997 increased to $133,000 from $51,000 for the period ended June 30, 1996. This increase was primarily due to depreciation expense resulting from the increase in property and equipment, and amortization of additional goodwill.

     Interest

     Interest income, net of interest expense, for the period ended July 06, 1997 was $4,000 as compared to interest income of $22,000 for the period ended June 30, 1996. This change was attributable to borrowings on a line of credit in fiscal year 1997 as compared to fiscal year 1996 in which the Company's line of credit was paid off in December 1995 and the Company had overnight investments in the Company's sweep account resulting from the proceeds of the initial public offering, as well as the elimination of capital lease obligations and the amortization of debt issuance costs which were included in interest expense during fiscal 1996.

     Other Income

     For the period ended July 06, 1997, the Company recorded other income of $146,000 as compared with $59,000 in the period ended June 30, 1996. This income was attributable to the gain on the sale of one Company-owned center to a franchisee, the early retirement of certain debt obligations at a favorable discount and the commission earned from the transfer of one franchised center to another franchisee.

     Summary

     As a result of the foregoing, the Company recorded a net loss for the period ended July 06, 1997 of $7,348,000, which includes the $5,963,000 restructuring charge, as compared to a net loss of $1,094,000 for the period ended June 30, 1996.

     Seasonality

     Due to the annual seasonal reduction in enrollment during the summer months, which occurs throughout the child care industry, the Company has historically experienced a decrease in tuition revenues during the fourth quarter of each fiscal year (July through September). The Company expects to continue to experience decreases in tuition revenues during the fourth quarter of its current fiscal year. As a result, the Company's annual earnings have been and will continue to be heavily dependent on the results of operations during the first three quarters of each year.

LIQUIDITY AND CAPITAL RESOURCES

     During the period ended July 06, 1997, the Company satisfied its cash requirements from cash flow from operations, the remaining proceeds from the initial public offering, the sale of one Company-owned center and draws on the line of credit secured by a CD. The primary uses of cash have been for operations, the purchase of supplies, financing the start-up of two new Company-owned centers, the acquisition of four centers from franchisees and capital expenditures.

     Net cash used in operating activities for the period ended July 06, 1997 totaled approximately $1,103,000, reflecting, primarily, the net loss of $7,348,000 (which included a $6.0 million restructuring charge), increases in the reserve for closed centers and increases in accounts payable. Net cash provided by investing activities for the period ended July 06, 1997 totaled approximately $12,000, reflecting the sale of one Company-owned center, offset by the acquisition of two centers and capital expenditures.

     The Company was advised on June 2, 1997 its $200,000 bank line of credit (of which $8,000 was drawn on as of May 30, 1997) was withdrawn by Sparks State Bank. During the period ended July 06, 1997, the Company used $112,000 to re-pay long-term debts.

     As of July 06, 1997, the Company's total debt obligations (exclusive of trade credit) consisted of $117,000 which included a $39,000 equipment loan, an $11,000 vehicle loan and various notes payable as a result of the purchase of franchisee centers.

     The Company continues to engage in a variety of measures aimed at obtaining profitability. During this quarter the Company reduced its corporate staff by six and has discontinued operations of nine non-profitable centers. As of the end of this quarter, the existing company owned locations operate in the States of Maryland and Pennsylvania which creates geographical economics of scale with respect to administrative management costs.

     As a result of the reduction in corporate staff and closing the company owned operations of the nine non-performing centers, aggregate annualized revenue decreased 27%, payroll was decreased by 43% and rent expenses decreased by 50%.

     The Company also faces a number of claims from creditors some of which have been filed and some of which are threatened or pending litigation. These claims if taken in the aggregate would create extreme liquidity problems.

     Despite the above measures the Company still faces a serious liquidity problem. It is uncertain if the Company will be able to meet its debt and working capital obligations. The Company believes that by the beginning of the next fiscal year (September 29, 1997) a positive cash flow can be achieved from current operations, but there is no certainty of this happening.

EFFECTS OF INFLATION

     The impact of general inflation on the Company's business has been insignificant to date and the Company believes that it will continue to be insignificant for the foreseeable future.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS.

The Company is a party to the following litigation:

Merrill Corporation v. Kiddie Academy International, Inc., Circuit Court for Harford County, Maryland, Case No. 26591/59/681. This matter was instituted on September 23, 1996 by Merrill Corporation in connection with financial printing services rendered to the Company in connection with the Company's initial public offering. Merrill asserted a claim for $129,000. This case has been settled for $110,000.

Elgin Oaks II v. Kiddie Academy Child Care Learning Centers, Inc. and Kiddie Academy International, Inc., In the Circuit of the Sixteenth Judicial Circuit, Kane County, Illinois. Gen. No. L KA 97 0361 - Plaintiff, a landlord, filed a complaint on June 20, 1997 alleging that the Company terminated its lease with the Plaintiff prematurely and seeking possession of the property subject to that lease and also seeking past and future rent in the amount of $1,008,424.80, plus attorneys' fees and other expenses. The Company and plaintiff have stipulated that the Company vacated the property and may be liable for certain unpaid rent, but that the amount of damages cannot be determined at this time. The Company intends to defend the damages component of this case and to raise all its defenses, including the plaintiff's duty to mitigate.

There have been no material developments in other previously reported litigation. (See the Company's 10-QSB dated April 13, 1997).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 30, 1997, the holders of 1,017,000 shares of the Company's issued and outstanding common stock, constituting a majority of the Company's 2,025,000 shares of issued and outstanding common stock, executed and delivered a written consent to shareholder action without a meeting pursuant to Section 228 of the Delaware General Corporation Law. The holders of the 1,017,000 shares by written consent (a) amended the by-laws to (i) remove a provision prohibiting the removal of directors by less than two-thirds of the shareholders and (ii) increase the number of directors from six to nine; (b) elected three new directors: (i) Pauline J. Miller, (ii) Gary Miller, and (iii) Diane Amato; (c) removed two existing directors: (i) Angelo D. Bizzarro, and (ii) Carl J. Meil, Jr; and (d) elected two directors, Glenn J. Brainer and Larry V. Fila, to fill the vacancies created by the removal of Messrs. Bizzarro and Meil, contingent upon the approval of Barington Capital Group, L.P. under the terms of the Underwriting Agreement. All of the newly elected directors were elected by the consent of the holders of 1,017,000 shares. No votes were cast against these directors or the other actions referenced above, or withheld or abstained, because of the nature of the written consent under Delaware law. No proxies were solicited in connection with this action.

ITEM 5.  OTHER INFORMATION.

MANAGEMENT CHANGE

     On Thursday, June 12, 1997, the Board of Directors terminated the employment of Angelo D. Bizzarro, the Company's Chief Executive Officer, and appointed George Miller as the Chief Executive Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.      Exhibits required by Item 601 Regulation S-B:

        Exhibit 3 - Second Amended and Restated By-Laws
        Exhibit 27 - Financial Data Schedule
        Exhibit 99 - Additional Exhibits

b.      Reports on Form 8-K

        On June 11, 1997, the Company filed a report on form 8-K reporting a change in control of the Company.

SIGNATURE
===============================================================================


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             KIDDIE ACADEMY INTERNATIONAL, INC.


August 20, 1997                              BY: /s/ George Miller
----------------------                           -------------------------------
Date                                             Geeorge Miller
                                                 Chief Executive Officer



August 20, 1997                              BY: /s/ Guy A. Matta
----------------------                           -------------------------------
Date                                             Guy A. Matta
                                                 Chief Financial Officer